Form 10-K
period 2011-12-31
Green Ballast, Inc.
filed 2012-03-30
CIK 1526543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________ to__________

Commission File Number 000-54568

GREEN BALLAST, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1629984
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2620 Thousand Oaks Blvd., Suite 4000
Memphis, Tennessee	38118
(Address of principal executive offices)	(Zip Code)

(901) 260-4400

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable

As of March 27, 2012, there were 97,918,400 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the Commission within 120 days after December 31, 2011.

i

FORWARD-LOOKING STATEMENTS

This report contains ‘‘forward-looking statements’’ within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘approximately,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘estimates,’’ ‘‘projects,’’ ‘‘continue,’’ ‘‘initiative’’ or ‘‘anticipates’’ or similar expressions that concern our prospects, objectives, strategies, plans or intentions. All statements made relating to our operating and growth strategies, product development, energy cost savings, customer relationships, sales strategies and future growth prospects are forward-looking statements.

These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe our assumptions are reasonable, it is very difficult to predict the impact of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. These factors include, but are not limited to: our future financial performance, including our revenue, cost of revenue, operating expenses and ability to achieve and maintain profitability; our ability to market, commercialize and achieve market acceptance for our daylight harvesting ballasts, wireless programmable ballasts or any other product candidates or products that we may develop; our ability to innovate and keep pace with changes in technology; the success of our marketing and business development efforts; our ability to maintain, protect and enhance our intellectual property; the effects of increased competition in our market; our ability to effectively manage our growth and successfully enter new markets; and the attraction and retention of qualified employees and key personnel.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

Item 1. Business

Overview

Green Ballast, Inc. is a Delaware corporation incorporated on April 13, 2011. We develop, market and distribute energy-efficient electronic ballasts for fluorescent fixtures in the commercial lighting industry. An electronic ballast is a device used with a fluorescent bulb to regulate the amount of electric current delivered to start and operate the bulb. It supplies the initial electricity to the bulb that creates light, and then it regulates the amount of electricity flowing through the bulb. We offer energy-efficient electronic ballasts as an alternative to traditional ballasts and existing daylight harvesting ballasts, also referred to as dimming ballasts. In addition to being energy-efficient, our ballasts are cost-effective, simple to install, low-maintenance, environmentally friendly and compatible with existing building management systems. When we refer to “we”, “our”, “us” or “the Company” in this Annual Report on Form 10-K, we mean Green Ballast, Inc.

Our Products

Our product lines consist of two types of electronic ballasts in different phases of production: daylight harvesting ballasts and wireless programmable ballasts. Within each of these product lines, we are developing at least 10 models that vary by bulb size, wattage and voltage. Several of these models are currently in production and others are expected to become available in mid-2012. For example, our daylight harvesting ballast is available in models that can be applied to two-lamp, three-lamp, or four-lamp light fixtures. We are also developing a model that that can be applied to high output bulbs, typically used to light large retail and commercial spaces that need higher wattages. Our diverse product portfolio will give our customers the ability to choose products that meet their specific needs. Our ballasts come with a 5-year limited warranty covering defective materials and workmanship. If the ballast fails to operate during the warranty period, we will replace the ballast and pay for the installation of the new ballast. The various features of our product lines are further described below.

Daylight Harvesting Ballast Line

Each of the ballasts offered within our daylight harvesting ballast line operate in the manner set forth below. The ballast is the hub, that is, the control features are located within each ballast, making it completely self-contained and capable of adjusting the lamp output to optimal light level, fixture by fixture. This is accomplished via the following two technologies working simultaneously and seamlessly:

•	Tuning. The ballast can be custom-tuned to the optimal light level for each tenant’s space. As a result, we are able to offer our customers various desired visual environments with a single product. For example, property management building owners can install a consistent solution for the entire building, while providing tenants with flexibility to select specific illumination levels to best suit their needs. This level of customization offers single tenant solutions for each area of their facility. Tenants can achieve their optimal working environment needs while maximizing base energy-efficiency and environmental benefits. Baselines can be tuned from 100% to 40% maximum output for the first phase of savings.

•	Daylight Harvesting. Our ballasts have an individual photo sensor that measures the amount of ambient light in a room and seamlessly maintains the desired and tuned light levels that then reduce the fixture’s energy consumption. This is achieved without any calibration or commissioning. In contrast to some alternate solution providers that use centralized zoned photo controls, our solutions provide optimal energy savings and the customer’s desired consistent visual environment from perimeter edge to innermost lighting fixtures. Consulting efforts with our customers regarding tuning level and daylight harvesting can yield energy savings between 30% to 70%.

Wireless Programmable Ballast Line

Our wireless programmable ballasts, which are in development, will have the same capabilities as our daylight harvesting ballast line, with wireless programmable and “addressability” features. Many newer commercial buildings, and older buildings which have undergone recent renovation, incorporate a central control system that can regulate the lighting, heating and cooling functions within the building. These systems manage and reduce energy consumption by controlling the amount of heating and cooling output and lighting in individual spaces within a building. The individual light fixtures and temperature control devices in a particular room are hardwired directly to a central processing unit.

Each of our wireless programmable ballasts can be integrated into these systems without the need for hardwiring. The ballast accepts commands from the system wirelessly and can be individually “addressable,” that is the system can send a command directly to that light fixture directing that it be dimmed on an individual basis. Through the building automation system, the ballast can be directed to reduce the amount of light being emitted during peak load periods when utility companies typically charge higher rates and directed to turn the lights off when the space is empty or the offices are closed. In addition, our wireless programmable ballast is capable of two-way communication. It can alert building staff of burned-out bulbs or ballasts and eliminate the need for a physical inspection. We are planning to introduce the first version of our wireless programmable ballast in the summer of 2012, with full production capacity planned by the fourth quarter of 2012.

Sales and Marketing

We currently market our products to (i) electrical lighting product distributors, (ii) energy service companies, (iii) original equipment manufacturers, and (iv) commercial real estate end-users. We continue to evaluate which of these market channels we will focus on primarily in order to maximize our selling and marketing efforts.

Electrical Lighting Product Distributors

We market our products to the leading electrical lighting product distributors in the commercial lighting industry. We believe these distributors will play a larger role in our future.

Energy Service Companies

We have developed relationships with leading national and regional energy service companies, or ESCOs. These are businesses that develop, install, and arrange financing for projects designed to improve the energy-efficiency and maintenance costs for facilities over a seven to twenty year time period. ESCOs offer the end-user a turn-key package for implementing energy-reduction products in new construction and renovations. ESCOs have the technical expertise to promote our products to their customers.

Original Equipment Manufacturers

Additionally, we market our products to original equipment manufacturers, or OEMs, that manufacture light fixtures to include our ballasts as part of the overall fixtures they sell to the end-user. Like ESCOs, OEMs also have the technical expertise to promote our products to their customers.

End-Users

We also market our ballasts directly to commercial real estate end-users which include commercial real estate developers, commercial building owners and managers, and tenants of commercial buildings. We will continue to target end-users operating within the top 25 metropolitan areas within the United States, which areas typically have the highest utility rates and higher rebate programs.

Other Marketing Channels

We are involved in various rebate programs for energy-efficient products which are offered by utilities. We participate in a program called “The Power of Green” established by Con Edison, the largest utility provider in New York. This program provides our customers with rebates from Con Edison, which can reduce the cost of the ballasts by up to 50% and allows us to market our products to targeted high kilowatt hour users in this area. We also participate in other utility rebate programs across the country. Through these rebate programs, commercial users can save up to 75% or more of the total cost of a retrofit project.

Research and Development

Shortly after we acquired the patented technology for our ballasts in April 2011, our engineers commenced work to improve our ballasts. We redesigned the internal components of the ballasts so that all features are self-contained and installation is easier. Also, we believe the new design will shorten production runtime and reduce manufacturing costs. We are developing at least 10 models within each of the daylight harvesting ballasts and wireless programmable ballast product lines that will vary by bulb size, wattage and voltage. We have scheduled our development process so that these different models will become available to meet anticipated future market demands. We believe that most of our different models will be available for marketing by the fall of 2012. During the fiscal year ended December 31, 2011, we spent approximately $240,000 on research and development activities.

Manufacturing

Currently, we outsource the manufacturing of our ballasts to DuroPower, Inc., headquartered in Covina, California, and with manufacturing facilities in Beijing, China. DuroPower, Inc. is a leading manufacturer and supplier of advanced electronic ballasts for the fluorescent lighting industry.

The manufacturing process is essentially “an assembly process.” The components used in manufacturing our ballasts are off-the-shelf products. The technology our manufacturer employs is off-the-shelf technology. The “value-add” is in the savings resulting from the methodology in the way our manufacturer combines these components and applies today’s technology.

Presently, we do not own any warehouses to store our products. We use third-party logistics providers to ship and store our products.

Competition

The commercial lighting industry is highly competitive. As further described below, we face competition from numerous types of vendors.

Traditional and Daylight Harvesting Ballasts

We primarily compete with vendors of commercial lighting products who offer traditional or daylight harvesting ballasts. Such companies include Lutron, Philips, Sylvania, General Electric and others. These companies have significantly greater financial, marketing and other resources than us, and they have longer operating histories, more customers and a better brand recognition. The ballasts currently offered by these companies, however, require installation of costly external components to achieve the daylight harvesting capabilities and addressability features which are built into our ballasts. As a result, we believe the benefits of our ballasts such as greater energy-efficiency, lower cost, shorter installation time, subtleness of dimming technology, and ability to integrate with existing building management systems provide us with an advantage over those companies.

LED Industry

We also compete with members of the light emitting diodes, or LED, industry which have begun to develop commercial lighting products using the LED technology. The LED industry is an emerging technology. We believe the LED industry currently faces serious challenges when it comes to the commercial real estate market due to a number of factors beyond initial costs. These factors include color degradation due to temperature increases, variations of efficacy from various viewing angles and maintenance considerations. In addition, the lack of long lease terms hinders amortization and paybacks of the LED lights prior to lease expiration.

Intellectual Property

We protect our intellectual property rights by relying on patents, trademarks, trade secret laws, federal, state and common law rights, as well as contractual restrictions. We own the trademark to our slogan “The Future of Fluorescent Lighting” and our Green Ballast logo. We own a patent covering the control system and self-containment technology incorporated into our ballasts. This patent expires in 2024. We have a pending application for a second patent to protect the wireless programmable technology applied to our wireless programmable ballast product line. If we are granted the patent, it will expire in seventeen years.

Regulations, Standards and Approvals

All electronic products must be submitted to, and approved by, a testing agency such as Underwriters Laboratories, or UL, before they can be sold in the United States. Our ballasts are pre-tested for UL safety compliance in accordance with UL’s guidelines. In addition, we pre-test to verify that our ballast design meets our performance and reliability standards and that all settings, inputs and responses work as designed. We also pre-test to estimate the design life of the ballast.

UL has approved the available models of our daylight harvesting ballast for use in the United States. Additionally, the ballasts we have developed are designed in accordance with all applicable construction and operation standards established by the National Electrical Manufacturers Association and American National Standards Institute. We are also required to meet local electrical codes and industry standards of the American Society of Heating, Refrigerating and Air-Conditioning Engineers; International Electrical Code; California Title 24 Building Efficiency and the Consortium of Energy Engineers.

Our ballasts currently meet the codes, regulations and industry standards applicable to them. Except for standard business licenses, we are not required to obtain any additional governmental approvals.

Employees

We currently have a total of 12 full-time employees and 16 contractors and consultants who provide marketing, accounting or engineering services.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our leased corporate offices at 2620 Thousand Oaks Boulevard, Suite 4000, Memphis, Tennessee.

Item 3. Legal Proceedings

We are not aware of any legal proceedings ongoing, pending, or threatened, which are expected to have a material adverse effect on our business or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

While we are seeking to have our common stock quoted on the Over-The-Counter Bulletin Board, our common stock is presently not traded or quoted on any market or securities exchange. As a result, high and low bid information for our common stock for the quarterly periods within fiscal year 2011 is unavailable.

Holders

As of March 27, 2012, there were approximately 103 holders of our common stock.

Dividends

We have not declared or paid any dividends on our common stock. Future dividends, if any, will be determined by our Board of Directors in light of circumstances then existing.

Securities Authorized for Issuance Under Equity Compensation Plans

Our sole equity compensation plan is our 2011 Restricted Stock Plan. The plan is intended to advance our and our stockholders’ best interests by attracting, retaining, and motivating key employees and consultants with additional incentives through awards of restricted stock. The plan will terminate on December 31, 2017. The plan provides that our board of directors, itself or by appointing committee, will administer the plan. The board of directors or a committee (whichever is applicable) has the flexibility to determine the timing and amount of restricted stock awards to be granted to eligible participants, who are our key employees and consultants. The board of directors or committee may also establish performance criteria for the restricted stock awards or take any action necessary to administer the plan.

The maximum aggregate number of shares that we may issue under the Restricted Stock Plan is 57,500,000 shares of our common stock. If any of the awards granted under the plan expire, terminate, are canceled, or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated, canceled or forfeited awards will again be available for grant under the plan. As of March 27, 2012, we had awarded all 57,500,000 shares of restricted stock authorized under the restricted stock plan.

Recent Sales of Unregistered Securities

On or since April 13, 2011, we have issued or sold the following securities in transactions not registered under the Securities Act of 1933:

On April 13, 2011, we issued 2,000,000 shares of our common stock at par value to GB Solutions, LLC in connection with our organization.

On April 15, 2011, we issued 32,500,000 shares of our common stock, 1,200,000 shares of our redeemable Series A preferred stock and a promissory note to Green Ballast LLC (“GBL”) in exchange for $3,000,000 in cash and assets. The note issued to GBL is automatically converted into shares of our Series A preferred stock, on a dollar for dollar basis, as the outstanding amount of the note issued to Gemini (discussed below) is reduced by conversion or repayment.

On April 15, 2011, we issued warrants to purchase up to 5,000,000 shares of our common stock and a convertible promissory note to Gemini Master Fund, Ltd. (“Gemini”) as partial consideration for assets. The warrants were issued as follows:

o	Class A warrants which provide Gemini with up to 1,500,000 shares of our common stock at an exercise price of $0.30 per share, which include a mandatory exercise provision once shares of our common stock are trading at $0.60 per share for 15 out of any 20 consecutive trading days;

o	Class B warrants which provide Gemini with up to 1,500,000 shares of our common stock at an exercise price of $0.40 per share, which includes a mandatory exercise provision once shares of our common stock are trading at $0.80 per share for 15 out of any 20 consecutive trading days; and

o	Class C warrants which provide Gemini with up to 2,000,000 shares of our common stock at an exercise price of $0.60 per share, which includes a mandatory exercise provision once shares of our Common Stock are trading at $1.20 per share for 15 out of any 20 consecutive trading days.

The mandatory exercise provisions in the warrants are not enforceable if: (a) the mandatory exercise would result in Gemini beneficially owning in excess of 9.9% of our outstanding shares of common stock; (b) at any time during the previous six months we forced the exercise of any of the warrants; (c) we fail to maintain an effective registration statement and current prospectus covering the resale of the shares underlying the warrants; (d) the shares underlying the warrants fail to be, or fail to remain, listed or quoted on an acceptable trading market; (e) we fail to authorize and reserve for issuance the requisite number of shares of our common stock; (f) we enter bankruptcy or insolvency proceedings or breach the terms of the warrants; (g) the volume weighted average price of our common stock drops to or below $0.50 per share; or (h) the daily dollar trading volume of our common stock drops to or below $30,000.

Gemini may redeem the warrants for cash at the value of the warrants if we take any action to voluntarily withdraw registration of our common stock under the Securities Exchange Act of 1934. If we fail to maintain an effective registration statement and current prospectus covering the resale of the shares underlying the warrants, Gemini may exercise its warrants by means of a “cashless exercise.” In such event, Gemini may pay the exercise price with shares underlying the warrants rather than with cash. The warrants have a term of seven years following the date of issuance.

The exercise price of the warrants may be adjusted from time to time if, for example, we (a) pay a stock dividend, (b) effectuate a stock split or reverse stock split, (c) issue any shares of our capital stock by reclassification of the shares of our common stock, (d) sell equity at less than the exercise price of the warrants, (e) issue rights, options, or warrants to holders of our common stock entitling them to purchase shares of our common stock at less than the volume-weighted average price of our common stock, or (f) if we enter into a fundamental transaction such as a merger or sales of all or substantially all of our assets.

The promissory note issued to Gemini is convertible into 8,000,000 shares of our common stock at a per share price of $0.225. The conversion price of the note may be adjusted from time to time under the same circumstances as adjustments in the exercise price of the warrants. Gemini may exercise its warrants and convert the note only to the extent that the exercise or conversion does not cause Gemini to beneficially own in excess of 9.9% of our outstanding shares of common stock.

On June 23, 2011, we issued 57,500,000 shares of our common stock to our officers, employees and consultants pursuant to our Restricted Stock Plan.

On October 24, 2011, we issued 4,234,400 shares of our common stock for $0.25 per share (for an aggregate offering price of $1,058,600) to accredited investors in connection with a private offering.

Between October 24, 2011 and December 5, 2011, we issued 216,000 shares of our common stock for $0.25 per share (for an aggregate offering price of $54,000) to accredited investors in connection with the private offering referenced above.

Between February 1, 2012 and February 17, 2012, we issued 1,468,000 shares of our common stock for $0.25 per share (for an aggregate offering price of $367,000) to accredited investors in connection with a private offering.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Rule 506 of Regulation D, in that the issuance of securities to the accredited investors did not involve a public offering, and on Section 4(2) of the Securities Act. The recipient of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

We are an innovator, developer and marketer of energy-efficient electronic ballasts for fluorescent fixtures in the commercial lighting industry. We have two product lines, a daylight harvesting ballast and a wireless programmable ballast. Our daylight harvesting ballasts and wireless programmable ballasts conserve energy and can greatly reduce the energy costs of operating commercial buildings. With rising utility rates, dwindling natural resources, an inadequate national power grid and regulatory mandates to conserve energy, we believe our products are positioned to take advantage of this market opportunity.

We were incorporated on April 13, 2011 and commenced operations on April 15, 2011. We were capitalized on April 15, 2011 with $3,000,000 contributed by Green Ballast LLC, or GBL, which consisted of $2,532,000 in cash and $468,000 in inventory of ballasts. In exchange, we issued to GBL 32,500,000 shares of our common stock, 1,200,000 shares of our redeemable Series A preferred stock and a convertible secured promissory note in the principal amount of $1,800,000. The promissory note issued to GBL is mandatorily convertible into shares of our redeemable Series A preferred stock to the extent the principal balance under the promissory note issued to Gemini Master Fund, Ltd., described below, is reduced.

We acquired the patented technology underlying our products from Gemini Master Fund, Ltd., or Gemini, on April 15, 2011, for a purchase price of $2,200,000, consisting of $400,000 in cash and a convertible secured promissory note in the principal amount of $1,800,000. The intellectual property acquired was recorded for $1,800,906 which is based on the fair value of consideration given. The promissory note issued to Gemini is convertible into shares of our common stock. We also issued warrants to Gemini to purchase up to 5,000,000 shares of our common stock.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Our estimates are based on assumptions we believe are reasonable under the circumstances. We will evaluate our estimates on an ongoing basis and make changes as experience develops or as we become aware of new information. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenues

We recognize revenue when all of the following conditions exist: (i) persuasive evidence of an arrangement between us and our customer, (ii) delivery has occurred, (iii) the revenue amount is determinable, and (iv) collection is reasonably assured. Valuation allowances are established for estimated returns, allowances, and discounts at the time revenue is recognized.

Product Warranties

We provide a limited warranty covering defective materials and workmanship. We generally provide for a 5-year warranty on our products. In the event a claim is made by a customer on a warranty, we will replace the product and reimburse the purchaser $10.00 per ballast to defray any installation costs. We accrue estimated warranty costs at the time products are sold.

Income Taxes

Our financial statements include an estimate of income taxes assessed for any legal jurisdiction in which we operate. These income taxes include both a current amount, as well as a deferred portion which results from a variety of temporary book versus tax treatment differences, including net operating loss carryforwards. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Once established, any deferred tax asset must be evaluated to determine whether it is more likely than not that the future tax benefits will be realized, including the likelihood that we will generate sufficient future taxable income to utilize the full amount. When facts and circumstances warrant, we will establish, increase or reduce valuation allowances associated with deferred tax assets in order to reflect which assets meet the more-likely-than-not realizability test. Based on the cumulative losses and lack of operating history, we have recorded a valuation allowance against our net deferred tax assets as we believe that it is more likely than not that these deferred tax assets will not be realized.

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 350, Intangibles – Goodwill and Other (ASC 350). We periodically evaluate long-lived assets for indicators that would suggest that the carrying amount of the assets may not be recoverable. The judgments regarding the existence of such indicators are based on factors such as operating performance, market conditions, and legal factors. The valuation of long-lived assets requires the use of judgment in evaluating these indicators.

In accordance with ASC 350, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. Our long-lived assets consist primarily of a patent which has a definite life.

Results of Operations

Since our inception on April 13, 2011, we have focused our efforts on building our business operations and making further refinements and developments to our technology. We have not generated any significant revenues and have used cash realized from our initial capitalization and from our recent private offerings to fund our operating expenses. For the period from April 13, 2011 to December 31, 2011, we have generated an operating loss of $3,004,738. During this period, our net sales were $213,947, cost of sales was $181,271 and our gross profit was $32,676. Our selling, general and administrative expenses were $3,037,414, resulting in our operating loss of $3,004,738. These expenses included $936,990 of compensation expense related to our restricted stock awards to employees and consultants, $240,522 of product development expenses, $74,057 of employee benefits and taxes, $95,263 of amortization and depreciation expenses, and $1,931,105 of general and administrative expenses. At December 31, 2011, we had approximately $1,720,000 of total unrecognized compensation costs related to stock awards granted under our Restricted Stock Plan. We will recognize a portion of these costs ratably over a service period of between 10-35 months.

We expect to begin generating meaningful revenue from product sales in the 4th quarter of 2012. However, we expect to continue generating net losses through 2012. Our ability to become profitable depends on our success in generating sufficient revenue from sales of our products to pay our ongoing expenses.

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $826,365 and working capital of $1,367,357. Since our inception, we have financed operations through issuance of debt and sales of equity securities. For the period from April 13, 2011 to December 31, 2011, we used $2,246,229 of cash for operations. Net cash provided by financing activities totaled $3,518,022 during the period ended December 31, 2011. We generated this net cash from proceeds received from sales of our common and preferred stock and issuance of our debt in connection with our original capitalization.

From July 2011 to December 2011, we conducted a private placement of our common stock to accredited investors resulting in the issuance of 4,450,400 shares of common stock, for gross cash proceeds of $1,112,600. The purchase price for each share was $0.25.

Management has estimated that our cash on hand as of March 30, 2012 and cash we expect to generate from product sales or cash we could save through implementation of cost reduction measures are sufficient to sustain our operations for at least the next 12 months. Our fixed charges for the next twelve months are interest expense of $304,000 and dividend payments on our redeemable preferred stock of $96,000. Our management recognizes that we must significantly increase our product sales or obtain additional capital from other sources in order to achieve profitable operations and fund our cash requirements. We may obtain that capital through additional sales of our common stock or through debt funding. However, no assurances can be given that additional capital, when needed, will be available or acquired upon terms acceptable to us.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial conditions, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data

Information called for by this item is set forth in the Company’s financial statements and supplementary data contained in this report on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report by the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services

The information required by Items 10 through 14 above is incorporated by reference to the definitive proxy statement for our 2012 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2011.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.              Financial Statements and Schedules - The list of financial statements and schedules set forth in the Index to Financial Statements on page F-1 is incorporated herein by reference.

2.               Exhibits - The exhibits listed in the accompanying Exhibit Index following the signature page to this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Green Ballast, Inc.:

We have audited the accompanying balance sheet of Green Ballast, Inc. (a development stage enterprise) (the Company) as of December 31, 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the period from April 13, 2011 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Ballast, Inc. (a development stage enterprise) as of December 31, 2011, and the results of its operations and its cash flows for the period from April 13, 2011 (inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Memphis, Tennessee
March 30, 2012

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Balance Sheet

December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$826,365
Trade accounts receivable, less allowance for doubtful accounts of $216	21,385
Inventories	508,637
Prepaid expenses and other	271,043
Total current assets	1,627,430
Equipment and software, net	39,891
Intangible assets, net	1,762,865
Other assets	4,450
Total assets	$3,434,636
Liabilities, Temporary Equity, and Permanent Deficit
Current liabilities:
Accounts payable	$50,049
Dividend payable	8,000
Accrued expenses	202,024
Total current liabilities	260,073
Long-term debt	2,944,122
Total liabilities	3,204,195
Temporary equity:
Redeemable preferred stock, $1.00 par value:
Authorized 5,000,000 shares:
3,000,000 shares designated as Series A; issued and outstanding
1,200,000 shares	1,200,000
Permanent deficit:
Common stock, $0.0001 par value. Authorized 245,000,000 shares; issued and outstanding 96,450,400 shares	3,895
Additional paid-in capital	2,507,724
Deficit accumulated during the development stage	(3,481,178)
Total permanent deficit	(969,559)
Total liabilities, temporary equity, and permanent deficit	$3,434,636

See accompanying notes to financial statements.

F-3

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Statement of Operations

For the period from April 13, 2011 (inception) to December 31, 2011

Net sales	$213,947
Cost of sales	181,271
Gross profit	32,676
Selling, general, and administrative expenses	3,037,414
Loss from operations	(3,004,738)
Interest expense, net	(476,440)
Net loss	$(3,481,178)

See accompanying notes to financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Statement of Stockholders’ Deficit

For the period from April 13, 2011 (inception) to December 31, 2011

	Permanent deficit					Temporary equity
				Deficit accumulated
				during the	Total	Redeemable preferred stock
	Common stock		Additional	development	permanent	Series A
	Shares	Amount	paid-in capital	stage	deficit	Shares	Amount
Initial capitalization	32,500,000	$3,250	1,129,416	—	1,132,666	1,200,000	$595,441
Issuance of warrants in connection with Gemini note	—	—	60,500	—	60,500	—	—
Stock awards to an advisor and consultants	3,350,000	200	90,160	—	90,360	—	—
Restricted stock awards to employees	56,150,000	—	846,830	—	846,830	—	—
Issuance of common stock	4,450,400	445	1,053,377	—	1,053,822	—	—
Adjustment to redemption value	—	—	(604,559)	—	(604,559)	—	604,559
Dividends declared	—	—	(68,000)	—	(68,000)	—	—
Net loss	—	—	—	(3,481,178)	(3,481,178)	—	—

Balance, December 31, 2011	96,450,400	$3,895	2,507,724	(3,481,178)	(969,559)	1,200,000	$1,200,000

See accompanying notes to financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Statement of Cash Flows

For the period from April 13, 2011 (inception) to December 31, 2011

Cash flows from operating activities:
Net loss	$(3,481,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	89,726
Depreciation of equipment and software	5,537
Amortization of debt discounts	280,138
Stock awards to outside advisor and consultants	90,160
Stock-based compensation expense	846,830
Changes in operating assets and liabilities:
Trade accounts receivable	(21,385)
Inventories	(40,637)
Other assets	(275,493)
Accounts payable	50,049
Accrued expenses	202,024

Net cash used in operating activities	(2,254,229)

Cash flows from investing activities:
Acquisition of intellectual property	(400,000)
Purchase of property and equipment	(45,428)

Net cash used in investing activities	(445,428)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,073,478
Proceeds from issuance of common stock	2,068,770
Proceeds from issuance of preferred stock	502,552
Payment of stock issuance costs	(58,778)
Payment of dividends	(60,000)

Net cash provided by financing activities

Increase in cash and cash equivalents	(2,699,657)

Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$(2,699,657)

See accompanying notes to financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2011

(1)	Description of Business

Green Ballast, Inc. (the Company) was incorporated in the State of Delaware on April 13, 2011. The Company is headquartered in Memphis, Tennessee. The Company develops, markets, and distributes daylight harvesting and programmable ballasts for fluorescent fixtures, which incorporates energy efficient technology.

On April 15, 2011, the Company was capitalized with $3,000,000 contributed by Green Ballast LLC (GBL), which consisted of $2,532,000 in cash and $468,000 in inventory of ballasts. In exchange, 32,500,000 shares of common stock, 1,200,000 shares of redeemable Series A preferred stock, and a convertible promissory note in the principal amount of $1,800,000 (GBL Note) were issued by the Company.

The proceeds from the capitalization were used to purchase certain assets, including intellectual property, from Gemini Master Fund, Ltd. (Gemini) for a purchase price of $2,200,000, pursuant to an asset purchase agreement. The consideration paid consisted of $400,000 in cash, and the issuance of a convertible promissory note in the principal amount of $1,800,000 (Gemini Note) and warrants to purchase up to 5,000,000 shares of common stock.

The Company has sustained operating losses since its inception. Management believes that, based on its current cash position and the continued growth of its operations, the Company will meet its financial obligations through 2012. Long-term liquidity is dependent upon the Company’s ability to raise additional capital and/or achieve profitable operations.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The financial statements have been prepared under Financial Accounting Standards Board Accounting Standards Codification 915, Development Stage Entities. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of December 31, 2011, the Company is a development stage enterprise since the Company has not generated significant revenue from the sale of its products from its inception on April 13, 2011 through December 31, 2011. The Company has principally been devoted to developing the next generation of ballasts, raising product awareness, and raising capital.

(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation allowances for receivables and deferred income tax assets; valuation of share-based compensation; and other equity and debt instruments.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2011

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(d)	Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. During the period, the Company recorded a provision of $216 to the allowance for doubtful accounts and did not recognize any write-offs. The Company does not have any off-balance-sheet credit exposure related to its customers.

(e)	Inventories

Inventories consist primarily of lighting ballasts and are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(f)	Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Shipping and other transportation costs charged to buyers are recorded in both sales and cost of sales.

(g)	Prepaid Expenses and Other

Prepaid expenses and other consist of prepaid insurance and deposits to acquire inventory.

(h)	Equipment and Software

Equipment and software are stated at cost.

Depreciation on equipment and software is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful life of equipment is five years, while the useful lives of each software program is the number of months it is contracted for. Total depreciation for the period from April 13, 2011 (inception) to December 31, 2011 was $5,537, which was recorded as selling, general, and administrative expense.

(i)	Other Assets

Other assets consist of capitalized costs related to the design of graphics associated with the Company’s Web site.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2011

(j)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in selling, general, and administrative expenses.

(k)	Long-Lived Assets

Long-lived assets, such as purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

(l)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

(m)	Shipping and Handling Fees and Costs

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are included in net sales. Costs incurred by the Company for shipping and handling are reported as selling expenses.

(n)	Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2011

–	Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

–	Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

–	Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

In the ordinary course of business, the Company becomes a party to financial instruments, which primarily consist of cash equivalents, accounts receivable, accounts payable, and other obligations. Based upon their respective maturity and terms, prevailing interest rates, and other pertinent factors, management believes the carrying value of these financial instruments reasonably approximates their fair value as of December 31, 2011.

(o)	Product Warranties

The Company provides a five-year warranty on all of its ballast products. In the event of a warranty claim, the Company will replace the product and reimburse the purchaser $10 per ballast to defray any installation costs. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized.

(3)	Intangible Assets

At December 31, 2011, intangible assets comprised intellectual property with a gross carrying amount of $1,852,591 that was determined based on the fair value of the consideration given, net of accumulated amortization of $89,726. The intellectual property consists primarily of a patent, which is amortized over a period of approximately 15 years, which represents the estimated useful life of the patent. Estimated annual amortization expense for each of the next five years is approximately $127,000.

(4)	Long-Term Debt

The GBL Note bears interest at 8% per annum, matures on April 15, 2013, and is secured by all of the Company’s assets, including its intellectual property. The GBL Note has a principal balance of $1,800,000 and a discount of approximately $528,000 recorded in connection with the relative fair value allocation of the GBL Note at the April 15 initial capitalization date. The discount is recognized as an adjustment to interest expense over the life of the note using a method that approximates the effective-interest method. The GBL Note is automatically converted into shares of redeemable Series A preferred stock on the basis of one share for every $1.00 that the outstanding principal amount of the Gemini Note is reduced by repayment or conversion.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2011

The Gemini Note bears interest at 8% per annum and may be converted into shares of common stock at $0.225 per share for a total of 8 million shares of common stock. It matures on April 15, 2013, if it is not converted sooner. As the outstanding principal amount of the Gemini Note is reduced by conversion or repayment, the GBL Note automatically converts to Series A redeemable preferred stock. The Gemini Note is secured by the Company’s assets, including its intellectual property. The security interests granted to Gemini and GBL are each first priority liens and rank equally with each other.

The Gemini Note has a principal balance of $1,800,000 and a discount of approximately $408,000 recorded to reflect the fair value adjustment to the Gemini Note in connection with a nonmonetary exchange to acquire the intellectual property from Gemini. The discount is recognized as an adjustment to interest expense over the life of the note using a method that approximates the effective-interest method. In addition, the Gemini Note included warrants to purchase up to 5,000,000 share of common stock. These warrants are described in more detail in note 6.

Summary of long-term debt as of December 31, 2011 is as follows:

GBL Note	$1,800,000
Gemini Note	1,800,000
Less unamortized discounts on above Notes	(655,878)
$2,944,122

The GBL Note and Gemini Note debt agreements contain various nonfinancial covenants.

(5)	Income Taxes

The recorded income tax expense rate differs from the U.S. federal income tax rate of 34% as a result of nondeductible interest expense and amortization of discounts related to the GBL and Gemini Notes as well as the Company recording a 100% valuation allowance on all of its net temporary deductible differences including net operating loss carryforwards.

The reconciliation between the federal statutory tax rate and the Company’s effective tax rate is as follows:

Federal statutory tax rate	34.00%
Increase (reduction) resulting from:
State tax – net of federal tax benefit	4.29
Change in valuation allowance	(32.90)
Nondeductible expenses	(5.39)
Effective tax	—%

As of December 31, 2011, the Company has estimated that it has approximately $2,124,415 of U.S. federal and state net operating loss carryforwards, which expire beginning 2026, available to offset future taxable income.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2011

The significant components of deferred income taxes as of December 31, 2011 are as follows:

Deferred tax assets:
Provision for bad debts	$83
Warranty reserve	683
Stock compensation	332,047
Net operating loss carryforwards	813,440

Deferred tax assets	1,146,253

Deferred tax liabilities:
Intangible amortization	(1,112)

Deferred tax liabilities	(1,112)

Net deferred tax asset	1,145,141
Valuation allowance	(1,145,141)

Net deferred tax asset	$—

The valuation allowance for deferred tax assets as of December 31, 2011 was $1,145,141. The valuation allowance at December 31, 2011 was primarily related to net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that, some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of a carryforward periods) and projected future taxable income in making this assessment. Based upon the lack of operating history of the Company, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, including net operating loss carryforwards.

(6)	Stockholders’ Equity

(a)	Common Stock

Holders of common stock are entitled to one vote per share, to receive dividends and, upon liquidation or dissolution, are entitled to receive all assets available for distribution to stockholders. The holders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to the preferred stock with respect to dividend rights and rights upon liquidation, winding-up, and dissolution of the Company.

The Company issued 32,500,000 shares of its common stock as part of its $3,000,000 initial capitalization, which capitalization included the issuance of the GBL Note and Series A redeemable preferred stock. The common stock issued was recorded at approximately $1,133,000, which was based on its relative fair value in relation to the fair values of the GBL Note and Series A redeemable preferred stock. Also, during the current year, the Company issued 2,000,000 shares to an outside advisor, 1,350,000 restricted shares to outside consultants, and 56,150,000 restricted shares to employees. The restricted shares granted to outside consultants and employees are further described in note 8. The grant date fair value of the 2,000,000 share stock award to the outside advisor was approximately $70,000 and was recorded in selling, general, and administrative expenses.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2011

In July 2011, the Company circulated a private placement memorandum to offer 12 million shares of its common stock. The shares of common stock were offered at $0.25 per share. As of December 31, 2011, the Company had received subscriptions and issued 4,450,400 shares for proceeds totaling $1,112,600, net of offering costs.

(b)	Common Stock Warrants

In connection with the issuance of the Gemini Note to purchase intellectual property from Gemini, warrants to acquire 5,000,000 shares of common stock were issued. These warrants consist of the following:

–	1,500,000 of the warrants are exercisable at $.30 per share with a forced exercise once the shares of common stock are trading at $0.60 per share for 15 out of any 20 consecutive trading days.

–	1,500,000 of the warrants are exercisable at $0.40 per share with a forced exercise once the shares of common stock are trading at $0.80 per share for 15 out of any 20 consecutive trading days.

–	2,000,000 of the warrants are exercisable at $0.60 per share with a forced exercise once the shares of common stock are trading at $1.20 per share for 15 out of any 20 consecutive trading days.

The forced exercise provisions are not enforceable (a) to the extent that their enforcement would result in Gemini owning in excess of 9.9% of the Company’s outstanding shares of common stock; (b) if at any time during the previous six months the Company forced the exercise of any of the warrants; (c) if the Company fails to maintain an effective registration statement and current prospectus covering the resale of the shares underlying the warrants; (d) if the shares underlying the warrants fail to be, or fail to remain, listed, or quoted on an acceptable trading market; (e) if the Company fails to authorize and reserve for issuance the requisite number of shares of common stock; (f) if the Company enters bankruptcy or insolvency proceedings or breaches the terms of the warrants; (g) if the volume weighted average price of the common stock drops to or below $0.50 per share; or (h) if the daily dollar trading volume of the common stock drops to or below $30,000. The warrants are valid for seven years following the date of issuance.

Gemini may redeem the warrants for cash at the value of the warrants if the Company fails to: (a) use reasonable efforts to file a registration statement registering the common stock underlying the warrants; (b) reasonably diligently respond to comments from the Securities and Exchange Commission in connection with the registration of common stock; (c) use best efforts to cause the common stock underlying the warrants to be registered; or (d) take any action to voluntarily withdraw registration of the common stock underlying the warrants.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2011

The warrants were determined to have a fair value of approximately $61,000 and are recorded as a component of stockholders’ equity and as a discount to the Gemini Note that is amortized over its life using a method that approximates the effective-interest method. During 2011, none of the stock warrants were exercised.

(7)	8% Series A Redeemable Preferred Stock

Authorized capital stock includes 8% Series A redeemable preferred stock with a par value of $1.00 per share. The Series A redeemable preferred stock pays a fixed dividend of $0.08 per share, per year, payable monthly and has a liquidation value of $1.00 per share.

In connection with the relative fair value allocation between the common stock and GBL Note issued as part of its initial capitalization, the Company recognized a discount on the 8% Series A redeemable preferred stock of approximately $605,000. As a majority of the Company’s board of directors are employees of GBL’s parent company, the 8% Series A redeemable preferred stock is considered redeemable at the option of the holder and, therefore, is classified outside of permanent equity. In addition, the preferred stock is required to be adjusted to its redemption value as of December 31, 2011, which the Company recorded as an adjustment to additional paid-in capital.

(8)	Stock Compensation Plan

In 2011, the Company adopted a restricted stock compensation plan (the Plan) pursuant to which the Company’s board of directors may grant unvested shares of common stock (stock awards) to officers and key employees and consultants approved by the board of directors. On June 23, 2011, the Company granted 57,500,000 shares of common stock, which represented the maximum aggregate number of common stock that may be issued under the Plan. Included in the 57,500,000 shares that were granted were 1,350,000 shares that were granted to certain consultants in exchange for services provided to the Company, as further discussed in note 6. The grant date fair value of these restricted shares was approximately $61,000. The amount of expense for the restricted shares issued to outside consultants that was recognized during the period ended December 31, 2011 was approximately $20,000 and was recorded in selling, general, and administrative expenses.

The stock awards will vest if the following market conditions are met:

•	One-third of such restricted stock will vest on the first date on which the Company attains an average market capitalization for any 10 trading days during any 15 consecutive trading day period in excess of $15.87 million;

•	One-third of such restricted stock will vest on the first date on which the Company attains an average market capitalization for any 10 trading days during any 15 consecutive trading day period in excess of $60 million; and

•	One-third of such restricted stock will vest on the first date on which the Company attains an average market capitalization for any 10 trading days during any 15 consecutive trading day period in excess of $120 million.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2011

In addition, the stock awards will vest upon a change of control of the Company or upon the death of the participant under the Plan. The board of directors may, in its discretion, accelerate the vesting of a stock award or waive or amend any conditions of a stock award grant under the Plan. A participant may vote and receive dividends on the stock award before it has vested. The participant may not sell, assign, transfer, or pledge the stock award until it has vested subject to the restriction described above. In addition, if the stock award vests, the participant may not transfer or pledge the stock award until GBL has either received or has the ability to realize an amount equal to its initial capital contribution of $3 million. If the participant is no longer a consultant or, in the case of an employee, has voluntarily terminated his or her employment before the participant’s stock award vests, the participant will forfeit all of his or her unvested stock award. If an employee is terminated by the Company before the employee’s stock award has vested, the employee may retain the equivalent of 1/60th of the employee’s unvested stock award for every month or partial month of employment prior to termination. In such event, the retained stock award will vest in the same manner and amount had the employee remained employed at the time the vesting conditions set forth above occur, if at all. The stock awards include restrictions on transferability, as determined by Company’s board of directors.

The Company’s stock awards qualify for classification as equity, and such awards contain no provisions to allow an employee to force cash settlement by the Company. The initial measurement date is the date the stock awards were granted. The fair value of these stock awards is $0.045 per share. The total fair value of shares that were granted to employees and outside consultants will be recognized as compensation expense ratably over the derived service period of the awards. The total amount of compensation expense for the restricted shares awarded to employees that was recognized during the period from April 13, 2011 to December 31, 2011 is approximately $847,000 and is recorded as selling, general, and administrative expense.

The valuation of these stock awards, which include a market-vesting feature, was determined on the date of grant using a probability-weighted expected return model. The use of a probability-weighted expected return model includes a number of assumptions including a range of expected future values and probabilities of realizing those outcomes. The projected scenarios and associated probabilities reflect the Company’s financial projections and an assessment of Company milestones achieved at the date of grant.

The Company determined the derived service period for the awards on the date of grant using a binomial lattice model to incorporate the effects of the market-vesting feature described above. The use of a binomial lattice model includes a number of complex assumptions, including expected volatility. The expected volatility assumption was estimated by reference to observed historical volatilities for a group of comparable public companies, which had a range from 75% to 125%.

The derived service period of these stock awards, which includes a market-vesting condition, is between 10 months to 35 months depending on the market-vesting conditions noted above.

At December 31, 2011, there was approximately $1,720,310 of total unrecognized compensation cost related to the stock awards granted under the Plan.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2011

(9)	Related Parties

On April 15, 2011, the Company entered into an accounting services agreement and a marketing services agreement with IRC – Interstate Realty Corporation (IRC), which is a related party through its ownership interest in the Company. In accordance with this agreement, IRC has agreed to provide:

•	Accounting services

•	Marketing services

The agreements for accounting and marketing services have an initial term of one year, subject to automatic one-year extensions unless the Company or IRC provides written notice of termination. During the period from April 15, 2011 to December 31, 2011, the Company paid $116,000 to IRC for fees for the accounting and marketing services provided, including an initial setup fee of $12,500.

The Company has entered into an office space lease agreement with CB Richard Ellis Memphis, LLC, an affiliate of the Company. The office space lease agreement has an initial term of one year, subject to automatic one-year extensions unless the Company or CB Richard Ellis Memphis, LLC provides written notice of termination. During the period from April 15, 2011 to December 31, 2011, the Company paid $45,000 to CB Richard Ellis Memphis, LLC for fees for the office space provided.

(10)	Statement of Cash Flows

As discussed in note 1, the Company was capitalized with $3,000,000 contributed by Green Ballast LLC (GBL), which consisted of $2,532,000 in cash and $468,000 in inventory of ballasts. In exchange, the Company issued 32,500,000 shares of common stock, 1,200,000 shares of redeemable Series A preferred stock, and a convertible promissory note in the principal amount of $1,800,000 (GBL Note). The amounts included as cash proceeds from the issuance of the common stock, redeemable Series A preferred stock, and the convertible promissory note in the statement of cash flows represent the allocation of the fair value among these instruments.

As discussed in note 1, during the current year, the Company purchased intellectual property through the issuance of a convertible promissory note in the principal amount of $1,800,000, warrants to purchase up to 5,000,000 shares of common stock, and cash of $400,000.

Interest payments for the period from April 13, 2011 (inception) to December 31, 2011 were approximately $204,000.

(11)	Commitments and Contingencies

Warranties

The Company provides standard warranties on all of its products for the repair or replacement of defective products within five years from the date of purchase. The Company has recourse provisions that would allow recovery of warranty costs from its suppliers. The Company has not incurred any significant warranty claims since its inception.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2011

Management Bonuses

Management contracts provide for bonuses to be paid to specific members of management based on having achieved certain targeted objectives as well as subject to the discretion of the board of directors. At December 31, 2011, the board had not approved any portion of the bonuses due to the Company’s cash position. The bonuses have not been accrued and may constitute a significant expense during any future period(s) during which they are disbursed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Green Ballast, Inc.

By:	/s/ J. Kevin Adams
J. Kevin Adams
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Kevin Adams	Chief Executive Officer, President and Director	March 30, 2012
J. Kevin Adams	(Principal Executive Officer)

/s/ William Bethell	Chief Financial Officer and Director (Principal Financial	March 30, 2012
William Bethell	Officer and Principal Accounting Officer)

/s/ Daniel L. Brown	Director	March 30, 2012
Daniel L. Brown

/s/ Kevin Clarkson	Director	March 30, 2012
Kevin Clarkson

/s/ John H. Lamberson, Jr.	Director	March 30, 2012
John H. Lamberson, Jr.

/s/ Mary F. Sharp	Director	March 30, 2012
Mary F. Sharp

/s/ Peter Weisman	Director	March 30, 2012
Peter Weisman

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 3.2	Bylaws, as amended on October 21, 2011 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.1	Amended and Restated Class A Common Stock Purchase Warrant, dated as of October 21, 2011, and issued to Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.2	Amended and Restated Class B Common Stock Purchase Warrant, dated as of October 21, 2011, and issued to Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.3	Amended and Restated Class C Common Stock Purchase Warrant, dated as of October 21, 2011, and issued to Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.4	8% Senior Secured Convertible Note, dated as of April 15, 2011, and issued to Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.5	Amendment No. 1 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of August 29, 2011, and issued to Gemini Master Fund, Ltd (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.6	Amendment No. 2 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of November 28, 2011 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-177526) filed on December 6, 2011)

Exhibit 4.7	Amendment No. 3 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of January 31, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2012)

Exhibit 4.8	Amendment No. 4 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of February 29, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 5, 2012)

Exhibit 4.9	8% Senior Secured Note, dated as of April 15, 2011, and issued to Green Ballast LLC. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.10	Amendment No. 1 to Green Ballast, Inc., 8% Senior Secured Note, dated as of August 29, 2011, and issued to Green Ballast LLC (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.11	Amendment No. 2 to Green Ballast, Inc., 8% Senior Secured Note, dated as of November 28, 2011 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-177526) filed on December 6, 2011)

Exhibit 4.12	Amendment No. 3 to Green Ballast, Inc., 8% Senior Secured Note, dated as of January 31, 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 3, 2012)

Exhibit 4.13	Amendment No. 4 to Green Ballast, Inc., 8% Senior Secured Note, dated as of February 29, 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 5, 2012)

Exhibit 4.14	Subscription Agreement, dated April 15, 2011, by and between Green Ballast, Inc. and Green Ballast LLC (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.15	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.1	Asset Purchase Agreement, dated as of April 15, 2011, by and between Green Ballast, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.2	Amendment No. 1 to Asset Purchase Agreement, dated as of August 29, 2011, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.3	Amendment No. 2 to Asset Purchase Agreement, dated as of November 28, 2011, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-177526) filed on December 6, 2011)

Exhibit 10.4	Amendment No. 3 to Asset Purchase Agreement, dated as of January 31, 2012, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2012)

Exhibit 10.5	Amendment No. 4 to Asset Purchase Agreement, dated as of February 29, 2012, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2012)

Exhibit 10.6	Security Agreement, dated as of April 15, 2011, among Green Ballast, Inc., Gemini Master Fund, Ltd. and Green Ballast LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.7	Intellectual Property Security Agreement, dated as of April 15, 2011, by Green Ballast, Inc., in favor Gemini Strategies, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.8	Employment Agreement, dated as of June 23, 2011, by and between Green Ballast, Inc. and J. Kevin Adams (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011) *

Exhibit 10.9	Employment Agreement, dated as of June 23, 2011, by and between Green Ballast, Inc. and Daniel L. Brown (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011) *

Exhibit 10.10	Employment Agreement, dated as of June 23, 2011, by and between Green Ballast, Inc. and William Bethell (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011) *

Exhibit 10.11	Employment Agreement, dated as of June 23, 2011, by and between Green Ballast, Inc. and Kevin Clarkson (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011) *

Exhibit 10.12	2011 Restricted Stock Plan, dated as of April 15, 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011) *

Exhibit 10.13	Form of Restricted Stock Award under 2011 Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011) *

Exhibit 10.14	Accounting Services Agreement, dated as of April 15, 2011, between Green Ballast, Inc., and IRC - Interstate Realty Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.15	Marketing Services Agreement, dated as of April 15, 2011, between Green Ballast, Inc., and IRC - Interstate Realty Corporation (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.16	Agreement of Sublease, dated as of April 15, 2011, between Green Ballast, Inc., and CB Richard Ellis Memphis, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 #

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 #

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #

*	Management contract or compensatory plan arrangement
#	Filed herewith