Form 10-K/A
period 2011-12-31
Green Ballast, Inc.
filed 2012-04-27
CIK 1526543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No.1)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________ to__________

Commission File Number: 000-54568

GREEN BALLAST, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	45-1629984 (I.R.S. Employer Identification No.)
2620 Thousand Oaks Blvd., Suite 4000 Memphis, Tennessee (Address of principal executive offices)	38118 (Zip Code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable

As of April 27, 2012, there were 98,807,289 shares of common stock outstanding.

Documents Incorporated by Reference. None

Explanatory Note

Green Ballast, Inc. (the “Company”, “we”, “us” or “our”) is filing this Amendment No.1 on Form 10-K/A (this “Amendment”) to amend our annual report on Form 10-K for the fiscal year ended December 31, 2011, originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012 (the “Original Filing”), to include the information required by Items 10 through Item 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety. In addition, new certifications of our principal executive officer and principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act are added as Exhibit 31.3 and 31.4, each as of the filing date of this Amendment. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

The following sets forth information with respect to our executive officers and directors as of April 27, 2012. Each of the directors is elected to serve until the next election of directors at a meeting of the stockholders. Their respective backgrounds are described below.

NAME	AGE	POSITION
J. Kevin Adams	51	Chief Executive Officer/President/Director
Daniel L. Brown	51	Chief Operating Officer/Executive Vice President/Director
William Bethell	55	Chief Financial Officer/Treasurer/Director
Kevin Clarkson	48	Executive Vice President-Product Development/Director
Mary F. Sharp	62	Secretary/Director
John H. Lamberson, Jr.	42	Director
Peter J. Weisman	46	Director

Executive Officers

J. Kevin Adams has served as our Chief Executive Officer, President and a director since April 2011. Mr. Adams is responsible for all of our business operations. Mr. Adams oversees all key client relationships as well as the marketing of new business and investment opportunities. Since 1997, Mr. Adams has also been the Chief Executive Officer of CB Richard Ellis Memphis, LLC, a leading commercial real estate services firm located in Memphis, Tennessee and a part of the CB Richard Ellis affiliate network. Mr. Adams devotes an amount of his business time serving as our Chief Executive Officer as he deems necessary and appropriate to perform his duties and to help us grow and prosper. Mr. Adams received his Bachelor of Business Administration from Southern Methodist University. We believe Mr. Adams is qualified to serve on our board of directors because of his significant business experience as an executive officer of other companies. Mr. Adams also has extensive experience in large scale commercial real estate.

Daniel L. Brown has served as our Chief Operating Officer, Executive Vice President and a director since April 2011. Mr. Brown oversees our daily operations and works with the other executive team members to ensure that the organization’s functions are meeting customer needs and organizational objectives. Mr. Brown was most recently the Chief Financial Officer of Academic Internet Publishers Inc., an educational technology company and publisher based in Ventura, California, from May 2004 to December 2009. Between December 2009 and our inception, Mr. Brown pursued other business ventures before formally joining our company in April 2011. Mr. Brown is a Certified Public Accountant and received his Bachelor of Business Administration from Southern Methodist University. We believe Mr. Brown is qualified to serve on our board of directors because of the business, financial and leadership experience he gained at other companies.

William Bethell has served as our Chief Financial Officer, Treasurer and a director since April 2011. Mr. Bethell oversees our regulatory compliance, investor relations, finance, accounting, human resources, and information technology and assists in operations. From September 2006 to April 2008, Mr. Bethell served as Chief Financial Officer of Drive America, a nationwide driver roadside assistance company headquartered in Carrollton, Texas, where he established all back office operations. Between April 2008 and our inception, Mr. Bethell pursued other business ventures before formally joining our company in April 2011. Mr. Bethell received his Bachelor of Business Administration from Dowling College and his Juris Doctorate from Touro Law School. We believe Mr. Bethell is qualified to serve on our board of directors because of the business, financial and leadership experience he gained at other companies.

Kevin Clarkson has served as our Executive Vice President – Product Development and a director since April 2011. Mr. Clarkson is responsible for sales, marketing, research and development. Mr. Clarkson has over 25 years of experience in the commercial real estate industry. Since 2000, Mr. Clarkson has been an Executive Vice President of CB Richard Ellis Memphis, LLC. In that role, Mr. Clarkson is responsible for mechanical operations and project management while supervising maintenance, engineering and construction personnel at 19 locations. Mr. Clarkson attended Memphis State University Fogelman College of Business and Economics and Memphis Vocational/Technical School in Electrical Applications/Electronics. We believe Mr. Clarkson is qualified to serve on our board of directors because of the extensive experience he gained in project management and development while with other companies.

Non- Employee Directors

Mary F. Sharp has been a director since April 2011. Since 2005, Ms. Sharp has been the Chief Operating Officer of CB Richard Ellis Memphis, LLC. Ms. Sharp oversees the asset services division of CB Richard Ellis Memphis, LLC and the company’s business operations, including business planning, human resources, and marketing. Ms. Sharp serves as a member of the Executive Committee of the MidSouth Chapter of the American Red Cross, a member of the Board of Directors of Memphis Commercial Real Estate Women, and a member of the Institute of Real Estate Management and the Building Owners and Managers Association. Ms. Sharp received her Bachelor of Business Administration in Finance and her Master of Business Administration from the University of Memphis. We believe Ms. Sharp is qualified to serve on our board of directors because of her knowledge and experience in business planning and marketing.

John H. Lamberson, Jr. has been a director since April 2011. Mr. Lamberson has been with CB Richard Ellis Memphis, LLC since he began his commercial real estate career in 1995. He became an Executive Vice President in 2005. In that capacity, Mr. Lamberson is responsible for directing all investment sales operations and financial analysis projects of the company. Mr. Lamberson has extensive experience as the principal contact in a significant number of multi-market assignments. Mr. Lamberson received his Bachelor of Arts in Business Administration from Delta State University and his Master's Degree in Real Estate from New York University. We believe Mr. Lamberson is qualified to serve on our board of directors because of his expertise in investments and finance.

Peter J. Weisman has been a director since April 2011. Mr. Weisman is an attorney with the law firm of Peter J. Weisman, P.C. and has practiced in the small-cap investment management industry since 2001. Mr. Weisman represents various private investment funds, including Gemini Master Fund, Ltd., as outside general counsel. Mr. Weisman also represents start-up and middle-market companies, high net worth individuals and entertainment talent on various corporate and transactional matters. Mr. Weisman received his Bachelor of Arts in Economics from the University of Pennsylvania, his BSE in Accounting from the Wharton School, and his Juris Doctorate from New York University School of Law. We believe Mr. Weisman is qualified to serve on our board of directors because of his familiarity with start-up companies and his overall business and legal experience. Mr. Weisman was nominated to our board of directors in accordance with our contractual arrangements with Gemini Master Fund, Ltd. as further described in Item 13 of this report.

Code of Ethics

We are committed to maintaining the highest standards of business conduct, which we believe are essential to running our business efficiently, serving our shareholders well, and maintaining integrity in the marketplace. The Board has adopted a Code of Ethics for senior executives, which provide the framework for the governance of the Company. A copy of our Code of Ethics may be found on our website at www.greenballastinc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and beneficial owners of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our common stock with the SEC, and to furnish us with copies of all Section 16(a) reports that they file.

To our knowledge, based solely on review of the copies of such reports furnished us and representations that no other reports were required, during the fiscal year ended December 31, 2011, all Section 16(a) filing requirements applicable to our directors, executive officers, and beneficial owners of more than 10% of our common stock were completed on a timely basis.

Item 11.          Executive Compensation

Summary Compensation Table

The following table sets forth summary compensation information, for the individuals serving as our principal executive officer and our other two most highly compensated executive officers, each of whom is a named executive officer. Since we were formed on April 13, 2011, the table contains information for the only completed fiscal year, the fiscal year ended December 31, 2011.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
J. Kevin Adams President and Chief Executive Officer	2011	$131,250	--	$742,487	--	--	--	--	$873,737
William Bethell Chief Financial Officer and Treasurer	2011	$131,250	--	$742,487	--	--	--	--	$873,737
Daniel L. Brown Chief Operating Officer and Executive Vice President	2011	$131,250	--	$697,527	--	--	--	--	$828,777

_____________

(1)	The amounts in the Stock Awards column represent grant date fair value computed in accordance with FASB ASC Topic 718. Stock Awards consist of restricted stock issued under the 2011 Restricted Stock Plan. The grant date fair value per share is equal to $0.045 per share. See note 8 to our Financial Statements contained in our Annual Report on Form 10-K for a discussion of assumptions used to determine fair value of Stock Awards.

Outstanding Equity Awards

The table below sets forth information regarding the outstanding equity awards held by our named executive officers at December 31, 2011.

	Stock Awards
Name	Number of Shares of Stock that Have Not Vested	Market Value of Shares of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have not Vested(1)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that Have Not Vested(2)
J. Kevin Adams	--	--	16,499,700	(3)	$4,124,925

William Bethell	--	--	16,499,700	(4)	$4,124,925

Daniel L. Brown	--	--	15,500,600	(5)	$3,875,150

_____________

(1)	These shares vest in accordance with the Restricted Stock Plan and the respective stock award agreement for each named executive officer. See “Executive Compensation - Restricted Stock Plan” for a description of the vesting conditions.

(2)	Shares of our common stock were not traded on any market at December 31, 2011. As such, the closing market price of our common stock cannot be used at this time to compute the market value of the unvested shares. We believe the market price of the unvested shares is $0.25 per share based on the last offering price of shares of our common stock sold to our stockholders in a private offering.

(3)	Mr. Adams has assigned all of his unvested shares to the Adams Family Limited Partnership. Mr. Adams’ wife is the general partner and Mr. Adams is a limited partner of the Adams Family Limited Partnership.

(4)	Mr. Bethell has assigned 14,849,730 of his unvested shares to the Bethell Family Limited Partnership. Mr. Bethell is the general partner of the Bethell Family Limited Partnership.

(5)	Mr. Brown has assigned 11,625,450 of his unvested shares to the Brown Family Limited Partnership. Mr. Brown’s wife is the general partner and Mr. Brown is a limited partner of the Brown Family Limited Partnership.

Executive Employment Agreements

We have entered into employment agreements with our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, each of whom is a named executive officer. The following are descriptions of these employment agreements.

J. Kevin Adams. On June 23, 2011, we entered into an employment agreement with J. Kevin Adams in connection with Mr. Adams’ employment as Chief Executive Officer. The employment agreement runs until March 31, 2013 with automatic renewals thereafter for terms of one year each. Mr. Adams received a base salary of $131,250 for fiscal year end 2011. Mr. Adams will receive a base salary of $225,000 for fiscal year end 2012, $250,000 for fiscal year end 2013, and $275,000 for fiscal year end 2014. Mr. Adams was issued 16,499,700 restricted shares which are to vest and become unrestricted in accordance with the terms of Mr. Adams’ Restricted Stock Award Agreement and our 2011 Restricted Stock Plan described below.

Mr. Adams' duties will include all duties and responsibilities required of the Chief Executive Officer. During the term of his employment, Mr. Adams is entitled to two weeks of vacation to be used at a time that is mutually convenient with his duties and his obligations to us. Mr. Adams may be entitled to bonus awards under the agreement in the amount of $199,500 for fiscal year end 2011, $225,000 for fiscal year end 2012, $250,000 for fiscal year end 2013, and $275,000 for fiscal year end 2014. Mr. Adams’ bonus awards are conditioned upon the following occurrences:

•	The vesting conditions set forth in our 2011 Restricted Stock Plan must have been met. Any accrued or deferred bonus compensation will be prorated and earned in one-third increments as each of the three vesting conditions set forth in the 2011 Restricted Stock Plan are met.

•	Green Ballast LLC has either received or has the ability to realize in cash any outstanding balance of its initial investment of $3,000,000 in us.

•	Our board of directors has approved the payment of the bonus compensation after considering, among other things, the availability of sufficient funds for payment of such compensation.

Mr. Adams is also eligible for discretionary bonus compensation. The discretionary bonus compensation may be received in lieu of, but not in addition to, any other bonus compensation. The discretionary bonus compensation is determined considering, but not being limited by, the following criteria:

•	Successful efforts to cause Underwriters Laboratories to transfer the existing Axis Technologies Inc. file to the us;

•	Successful efforts to cause a first or second tier public accounting firm to accept us as an audit client;

•	Successful efforts to cause any major utility company to acknowledge our products qualify for such utility company’s rebate program;

•	The availability of funds to pay bonus compensation; and

•	Such other facts as either Mr. Adams or our board of directors shall submit for consideration.

No bonuses were paid during fiscal year 2011.

Upon voluntary termination of employment, Mr. Adams must forfeit all unvested restricted stock. Upon termination of Mr. Adam’s employment by us with or without cause, Mr. Adams will be entitled to retain a portion of his unvested restricted stock in accordance with his Restricted Stock Award Agreement.

Upon permanent disability or death, Mr. Adams’ estate is entitled to any earned but unpaid base salary and bonus compensation and the reimbursement of business expenses incurred. In the event of permanent disability or death, and if Mr. Adams or Mr. Adams’ heirs elect for COBRA premium health care coverage, we will pay the COBRA premiums for up to six months for Mr. Adams and Mr. Adams’ surviving spouse and children in the event of permanent disability and Mr. Adams' surviving spouse and children in the event of death. In the event of death, all unvested restricted stock shall immediately vest and Mr. Adams' estate will be entitled to all vested stock.

If Mr. Adams’ employment is terminated by him or by us for cause, he would be entitled to any earned but unpaid base salary and bonus compensation and the reimbursement of business expenses incurred. If we terminate Mr. Adams’ employment without cause, he is entitled to a lump sum amount of any earned but unpaid base salary and bonus compensation, the balance of Mr. Adams’ base salary through the term of the agreement and the reimbursement of business expenses incurred. In the event of termination without cause, and if Mr. Adams elects for COBRA premium health care coverage, we will pay the COBRA premiums for up to six months for Mr. Adams and his surviving spouse and children.

Upon a change of control, all options and restricted stock granted to Mr. Adams that is not considered deferred compensation for Code Section 409A shall become fully vested on the date of the change of control.

Daniel Brown. On June 23, 2011, we entered into an employment agreement with Daniel Brown in connection with Mr. Brown’s employment as Chief Operating Officer. The employment agreement runs until March 31, 2013 with automatic renewals thereafter for terms of one year each. Mr. Brown received a base salary of $131,250 for fiscal year end 2011. Mr. Brown will receive a base salary of $225,000 for fiscal year end 2012, $250,000 for fiscal year end 2013, and $275,000 for fiscal year end 2014. Mr. Brown was issued 15,500,600 restricted shares which are to vest and become unrestricted in accordance with the terms of Mr. Brown’s Restricted Stock Award Agreement and our 2011 Restricted Stock Plan described below.

Mr. Brown’s duties will include all duties and responsibilities required of the Chief Operating Officer. During the term of his employment, Mr. Brown is entitled to two weeks of vacation to be used at a time that is mutually convenient with his duties and his obligations to us. Mr. Brown may be entitled to bonus awards under the agreement in the amount of $199,500 for fiscal year end 2011, $225,000 for fiscal year end 2012, $250,000 for fiscal year end 2013, and $275,000 for fiscal year end 2014. Mr. Brown’s bonus awards are conditioned upon the following occurrences:

•	The vesting conditions set forth in our 2011 Restricted Stock Plan must have been met. Any accrued or deferred bonus compensation will be prorated and earned in one-third increments as each of the three vesting conditions set forth in the 2011 Restricted Stock Plan are met.

•	Green Ballast LLC has either received or has the ability to realize in cash any outstanding balance of its initial investment of $3,000,000 in us.

•	Our board of directors has approved the payment of the bonus compensation after considering, among other things, the availability of sufficient funds for payment of such compensation.

Mr. Brown is also eligible for discretionary bonus compensation. The discretionary bonus compensation may be received in lieu of, but not in addition to, any other bonus compensation. The discretionary bonus compensation is determined considering, but not being limited by, the following criteria:

•	Successful efforts to cause Underwriters Laboratories to transfer the existing Axis Technologies Inc. file to the us;

•	Successful efforts to cause a first or second tier public accounting firm to accept us as an audit client;

•	Successful efforts to cause any major utility company to acknowledge our products qualify for such utility company’s rebate program;

•	The availability of funds to pay bonus compensation; and

•	Such other facts as either Mr. Brown or our board of directors shall submit for consideration.

No bonuses were paid during fiscal year 2011.

Upon voluntary termination of employment, Mr. Brown must forfeit all unvested restricted stock. Upon termination of Mr. Brown’s employment by us with or without cause, Mr. Brown will be entitled to retain a portion of his unvested restricted stock in accordance with his Restricted Stock Award Agreement.

Upon permanent disability or death, Mr. Brown’s estate is entitled to any earned but unpaid base salary and bonus compensation and the reimbursement of business expenses incurred. In the event of permanent disability or death, and if Mr. Brown or Mr. Brown’s heirs elect for COBRA premium health care coverage, we will pay the COBRA premiums for up to six months for Mr. Brown and Mr. Brown’s surviving spouse and children in the event of permanent disability and Mr. Brown’s surviving spouse and children in the event of death. In the event of death, all unvested restricted stock shall immediately vest and Mr. Brown's estate will be entitled to all vested stock.

If Mr. Brown’s employment is terminated by him or by us for cause, he would be entitled to any earned but unpaid base salary and bonus compensation and the reimbursement of business expenses incurred. If we terminate Mr. Brown’s employment without cause, he is entitled to a lump sum amount of any earned but unpaid base salary and bonus compensation, the balance of Mr. Brown’s base salary through the term of the agreement and the reimbursement of business expenses incurred. In the event of termination without cause, and if Mr. Brown elects for COBRA premium health care coverage, we will pay the COBRA premiums for up to six months for Mr. Brown and his surviving spouse and children.

Upon a change of control, all options and restricted stock granted to Mr. Brown that is not considered deferred compensation for Code Section 409A shall become fully vested on the date of the change of control.

William Bethell. On June 23, 2011, we entered into an employment agreement with William Bethell in connection with Mr. Bethell’s employment as Chief Financial Officer. The employment agreement runs until March 31, 2013 with automatic renewals thereafter for terms of one year each. Mr. Bethell received a base salary of $131,250 for fiscal year end 2011. Mr. Bethell will receive a base salary of $225,000 for fiscal year end 2012, $250,000 for fiscal year end 2013, and $275,000 for fiscal year end 2014. Mr. Bethell was issued 16,499,700 restricted shares which are to vest and become unrestricted in accordance with the terms of Mr. Bethell’s Restricted Stock Award Agreement and our 2011 Restricted Stock Plan described below.

Mr. Bethell’s duties will include all duties and responsibilities required of the Chief Financial Officer. During the term of his employment, Mr. Bethell is entitled to two weeks of vacation to be used at a time that is mutually convenient with his duties and his obligations to us. Mr. Bethell may be entitled to bonus awards under the agreement in the amount of $199,500 for fiscal year end 2011, $225,000 for fiscal year end 2012, $250,000 for fiscal year end 2013, and $275,000 for fiscal year end 2014. Mr. Bethell’s bonus awards are conditioned upon the following occurrences:

•	The vesting conditions set forth in our 2011 Restricted Stock Plan must have been met. Any accrued or deferred bonus compensation will be prorated and earned in one-third increments as each of the three vesting conditions set forth in the 2011 Restricted Stock Plan are met.

•	Green Ballast LLC has either received or has the ability to realize in cash any outstanding balance of its initial investment of $3,000,000 in us.

•	Our board of directors has approved the payment of the bonus compensation after considering, among other things, the availability of sufficient funds for payment of such compensation.

Mr. Bethell is also eligible for discretionary bonus compensation. The discretionary bonus compensation may be received in lieu of, but not in addition to, any other bonus compensation. The discretionary bonus compensation is determined considering, but not being limited by, the following criteria:

•	Successful efforts to cause Underwriters Laboratories to transfer the existing Axis Technologies Inc. file to the us;

•	Successful efforts to cause a first or second tier public accounting firm to accept us as an audit client;

•	Successful efforts to cause any major utility company to acknowledge our products qualify for such utility company’s rebate program;

•	The availability of funds to pay bonus compensation; and

•	Such other facts as either Mr. Bethell or our board of directors shall submit for consideration.

No bonuses were paid during fiscal year 2011.

Upon voluntary termination of employment, Mr. Bethell must forfeit all unvested restricted stock. Upon termination of Mr. Bethell’s employment by us with or without cause, Mr. Bethell will be entitled to retain a portion of his unvested restricted stock in accordance with his Restricted Stock Award Agreement.

Upon permanent disability or death, Mr. Bethell’s estate is entitled to any earned but unpaid base salary and bonus compensation and the reimbursement of business expenses incurred. In the event of permanent disability or death, and if Mr. Bethell or Mr. Bethell’s heirs elect for COBRA premium health care coverage, we will pay the COBRA premiums for up to six months for Mr. Bethell and Mr. Bethell’s surviving spouse and children in the event of permanent disability and Mr. Bethell's surviving spouse and children in the event of death. In the event of death, all unvested restricted stock shall immediately vest and Mr. Bethell's estate will be entitled to all vested stock.

If Mr. Bethell’s employment is terminated by him or by us for cause, he would be entitled to any earned but unpaid base salary and bonus compensation and the reimbursement of business expenses incurred. If we terminate Mr. Bethell’s employment without cause, he is entitled to a lump sum amount of any earned but unpaid base salary and bonus compensation, the balance of Mr. Bethell’s base salary through the term of the agreement and the reimbursement of business expenses incurred. In the event of termination without cause, and if Mr. Bethell elects for COBRA premium health care coverage, we will pay the COBRA premiums for up to six months for Mr. Bethell and his surviving spouse and children.

Upon a change of control, all options and restricted stock granted to Mr. Bethell that is not considered deferred compensation for Code Section 409A shall become fully vested on the date of the change of control.

Potential Payments Upon Termination or Change in Control

Information regarding potential payments to our named executive officers upon termination or a change in control was detailed in the above section on Executive Employment Agreements.

Restricted Stock Plan

We have established the 2011 Restricted Stock Plan. The plan is intended to advance our and our stockholders’ best interests by attracting, retaining, and motivating key employees and consultants with additional incentives through awards of restricted stock. The plan will terminate on December 31, 2017. The plan provides that our board of directors, itself or by appointing committee, will administer the plan. The board of directors or a committee (whichever is applicable) has the flexibility to determine the timing and amount of restricted stock awards to be granted to eligible participants, who are our key employees and consultants. The board of directors or committee may also establish performance criteria for the restricted stock awards or take any action necessary to administer the plan.

All restricted stock issued under a restricted stock award will vest as follows:

•	1/3 of such restricted stock will vest on the first date we attain an average market capitalization for any 10 trading days during any 15 consecutive trading day period in excess of $15.87 million;

•	1/3 of such restricted stock will vest on the first date we attain an average market capitalization for any 10 trading days during any 15 consecutive trading day period in excess of $60 million; and

•	1/3 of such restricted stock will vest on the first date we attain an average market capitalization for any 10 trading days during any 15 consecutive trading day period in excess of $120 million.

In addition, restricted stock will vest upon a change in control and upon the death of the participant under the restricted stock award. The board of directors or committee may, in its discretion, accelerate the vesting of restricted stock or waive or amend any conditions of a grant of a restricted stock award.

A participant under a restricted stock award may vote and receive dividends on the restricted stock before it has vested. The participant may not sell, assign, transfer, or pledge the restricted stock until it has vested. If the restricted stock vests, the participant may not transfer or pledge the restricted stock until GBL has either received or has the ability to realize an amount equal to its initial capital contribution of $3 million, as described in “Certain Relationships and Related Party Transactions.”

If the participant is no longer a consultant or, in the case of an employee, has voluntarily terminated his or her employment before the participant’s restricted stock vests, the participant will forfeit all of his or her unvested restricted stock. If an employee is terminated by us before the employee’s restricted stock has vested, the employee may retain the equivalent of 1/60th of the employee’s unvested restricted stock for every month or partial month of employment prior to termination. In such event, the retained restricted stock will vest in the same manner and amount had the employee remained employed at the time the vesting conditions set forth above occur, if at all.

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

As of the date of this report, we have granted restricted stock awards aggregating 57,500,000 shares of our common stock.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth information, as of April 27, 2012, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of our common stock by (1) each of our directors, (2) each of our named executive officers, (3) each person or group of persons known to us to be the beneficial owner of 5% or more of our outstanding common stock, and (4) all of our directors and executive officers as a group.

The persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them, unless otherwise noted. Percentage of ownership is based on 98,807,289 shares of common stock outstanding on April 27, 2012.

In accordance with the rules of the SEC, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of our common stock if he or she has voting or investment power with respect to such security. This includes shares (a) subject to warrants or rights exercisable within sixty (60) days, (b) issuable upon conversion of a convertible note, and (c)(1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power. Any shares not outstanding which are subject to options, warrants, rights or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the class owned by such person but are not deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

Unless otherwise indicated, the address of each beneficial owner is c/o Green Ballast, Inc., 2620 Thousand Oaks Blvd., Suite 4000, Memphis, Tennessee 38118.

Name of Beneficial Owner:	No. of		Percent
	Shares		of Class
5% Stockholders
Gemini Master Fund, Ltd.	10,759,069	(1)	9.9%
IRC - Interstate Realty Corporation	32,500,000	(2)	32.9%
Directors and Officers
J. Kevin Adams	24,943,450	(3)(4)	25.3%
Daniel L. Brown	15,500,600	(3)(5)	15.7%
William Bethell	16,499,700	(3)(6)	16.7%
Kevin Clarkson	3,609,375	(3)(7)	3.7%
John H. Lamberson, Jr.	40,000		*
Mary F. Sharp	-		-
Peter J. Weisman	2,000,000	(8)	2.1%
All executive officers and directors as a group (7 persons)	62,593,125		63.4%

__________________________________________

*	Less than 1%

(1)	Includes (i) 8,000,000 shares of common stock issuable upon conversion of a convertible note, of which as of the date of this report, 888,889 shares were issued upon conversion, and (ii) 5,000,000 shares of common stock issuable upon exercise of warrants; however, since the terms of the convertible note and warrants provide that the holder thereof may not so convert or exercise to the extent it would cause the holder to beneficially own in excess of 9.9% of our outstanding shares of common stock, the holder beneficially owns 10,759,069 shares of common stock on the date of this report. Gemini Master Fund, Ltd. has the right to raise or waive the beneficial ownership limitation upon 61 days prior written notice to us. Gemini Strategies, LLC is the investment manager of Gemini Master Fund, Ltd., and Steven Winters is the sole managing member of Gemini Strategies, LLC. Each of Gemini Strategies, LLC and Steven Winters expressly disclaims any equitable or beneficial ownership of such securities. The address of Gemini Master Fund, Ltd. is c/o Gemini Strategies, LLC, 619 South Vulcan, Suite 203, Encinitas, California 92024.

(2)	All shares are owned by Green Ballast LLC, a Tennessee limited liability company of which IRC – Interstate Realty Corporation is the managing member. J. Kevin Adams is the Chairman and CEO of IRC – Interstate Realty Corporation and disclaims beneficial ownership of the shares.

(3)	Except as disclosed in note 4 and note 7 below, shares beneficially owned by Messrs. Adams, Bethell, Brown and Clarkson, as well as shares beneficially owned by all other officers receiving common stock pursuant to stock award agreements, are restricted stock subject to the 2011 Restricted Stock Plan. These shares vest in accordance with the plan and the stock award agreements. See “Executive Compensation – Restricted Stock Plan” for a description of the vesting conditions.

(4)	The amount includes 16,499,700 shares held by the Adams Family Limited Partnership, of which Mr. Adams’ spouse, Sara E. Adams, is the general partner. As such, Mr. Adams may be deemed to be the beneficial owner of these shares. These shares are restricted stock subject to the 2011 Restricted Stock Plan and Mr. Adams’ stock award agreement. The amount also includes 8,443,750 shares for which the Adams Family Limited Partnership has the right to acquire from an existing stockholder within 60 days of the date of this report. Mr. Adams disclaims beneficial ownership of the 8,443,750 shares.

(5)	The Brown Family Limited Partnership holds 11,625,450 shares. Mr. Brown’s spouse, Rosalyn Brown, is the general partner of the Brown Family Limited Partnership. As such, Mr. Brown may be deemed to be the beneficial owner of the 11,625,450 shares. Mr. Brown also directly owns 3,875,150 shares.

(6)	The Bethell Family Limited Partnership, of which Mr. Bethell is the general partner, holds 14,849,730 shares. As such, Mr. Bethell may be deemed to be the beneficial owner of the 14,849,730 shares. Mr. Bethell also directly owns 1,649,970 shares.

(7)	The amount includes 1,800,000 shares held by Kevin Clarkson. These shares are restricted stock subject to the 2011 Restricted Stock Plan and Mr. Clarkson’s stock award agreement. The amount also includes 1,809,375 shares for which Mr. Clarkson has the right to acquire from an existing stockholder within 60 days of the date of this report. Mr. Clarkson disclaims beneficial ownership of the 1,809,375 shares.

(8)	All shares are owned by GB Solutions, LLC, an entity controlled by Mr. Weisman.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Other than compensation arrangements of our directors and executive officers, we describe below transactions and series of similar transactions since April 13, 2011 to which we were or will be a party, in which:

•	the amounts involved exceeded the lesser of $120,000 or 1% of the average of our total assets; and

•	any of our directors, executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Original Organization and Capitalization

We were incorporated on April 13, 2011. In connection with our organization, we issued 2,000,000 shares of our common stock at par value to GB Solutions, LLC, an entity controlled by one of our directors, Peter J. Weisman. Fifty percent of the shares may be transferred after our shares are eligible for public trading, and the remaining fifty percent may be transferred after we have attained a market capitalization of at least $20 million for 10 of 15 consecutive trading days.

On April 15, 2011, Green Ballast LLC (“GBL”) contributed $3,000,000, which consisted of $2,532,000 in cash and $468,000 in inventory of ballasts, to commence our operations. In exchange, we issued GBL: (a) 32,500,000 shares of our common stock, (b) 1,200,000 shares of our Series A preferred stock, and (c) a promissory note in the original principal amount of $1,800,000.

IRC - Interstate Realty Corporation (“IRC”) is the managing member of GBL. IRC is the beneficial owner of the shares of our common stock held by GBL by virtue of its voting and investment power over the shares. Our Chief Executive Officer, J. Kevin Adams is the chairman and chief executive officer of IRC.

We paid IRC $4,500 per month for marketing services and $7,000 per month for accounting services through March 31, 2012. The marketing services agreement has terminated and, as of April 1, 2012, the monthly payment for accounting services has been reduced to $3,500 per month. We also paid IRC a one-time setup fee of $12,500 for accounting services. We sublease our principal offices from CB Richard Ellis Memphis, LLC for $5,000 per month. Our Chief Executive Officer, J. Kevin Adams is the chief executive officer of CB Richard Ellis Memphis, LLC. We believe the terms and amounts being paid for these services and for our subleased offices are no less favorable than the terms we could have obtained from unaffiliated third parties.

The note issued to GBL (the “GBL Note”) is automatically converted into shares of our Series A preferred stock under the conditions described below. It bears interest at 8% per annum, matures on April 15, 2013 (if it is not converted), and is secured by all of our assets, including our intellectual property. As of April 19, 2012, we had incurred interest expense of $144,000 on the note, of which we paid $126,000.

Purchase of Assets

On April 15, 2011, to begin our operations, we purchased intellectual property from Gemini Master Fund, Ltd. (“Gemini”) for a purchase price of $2,200,000, pursuant to an asset purchase agreement. In consideration, we paid Gemini $400,000 in cash, and issued a convertible promissory note and warrants to purchase shares of our common stock. The promissory note is convertible into shares of our common stock. Gemini is subject to a beneficial ownership limitation. It may exercise its warrants and convert its convertible note only to the extent that the exercise or conversion does not cause Gemini to beneficially own in excess of 9.9% of our outstanding shares of common stock.

As the outstanding principal amount of the Gemini note is reduced by conversion or repayment, the GBL note automatically converts to Series A preferred stock on a dollar for dollar basis. The security interests granted to Gemini and GBL are each first priority liens and rank equally with each other.

Contractual Obligations

As long as Gemini holds at least $100,000 of its note, we must obtain its consent before we can take actions such as: (a) issuing our securities (with some exceptions), (b) transferring assets or debts within our company, (c) making capital expenditures in excess of $200,000, (d) adopting an equity incentive compensation plan for our employees, directors, or officers, (e) amending our certificate of incorporation or bylaws, (f) selling or licensing all or substantially all of our assets, or (g) merging or consolidating our company. Gemini also has the right to nominate a person whom we must recommend for election to our board of directors. Gemini has nominated Peter J. Weisman to our board of directors.

Loan Agreement

On April 16, 2012, we entered into a loan agreement with Gemini and GBL pursuant to which we issued promissory notes to each of Gemini and GBL (collectively, the “Short-Term Notes”). We may draw up to $150,000 under each Short-Term Note. As of April 27, 2012, we had received $75,000 from each of Gemini and GBL under the Short-Term Notes. The Short-Term Notes bear interest at 12% per annum, mature on July 16, 2012, and are secured by all of our assets. The Short-Term Notes are subject to terms of the security interests granted to Gemini and GBL on April 15, 2011, as described above. As of April 27, 2012, we had not paid any interest on the Short-Term Notes.

Director Independence

Our common stock is quoted on the OTCBB, which does not require director independence requirements. However, for purposes of determining director independence, we have applied the definitions set forth in NASDAQ Rule 5605(a)(2) which state, generally, that a director is not considered to be independent if he or she is, or at any time during the past three years was, an employee of the company; or if he or she (or his or her family member) accepted compensation from the company in excess of $120,000 during any twelve month period within the three years preceding the determination of independence. We have determined that Ms. Sharp, Mr. Lamberson and Mr. Weisman are “independent” as defined under NASDAQ Rule 5605(a)(2) and the related rules of the Securities and Exchange Commission.

Item 14.          Principal Accountant Fees and Services

During the fiscal year ended December 31, 2011, fees for services provided by KPMG LLP, our independent registered public accounting firm, were as follows:

Fiscal Year Ended December 31, 2011
Audit Fees	$152,000
Tax Fees	$12,000
Total	$164,000

“Audit Fees” consist of fees incurred for services rendered for the audit of our annual financial statements, review of our quarterly financial statements and other service normally provided in connection with statutory and regulatory filings. “Tax Fees” are fees billed for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policy

The Board pre-approves audit services, audit-related services and non-audit services provided by KPMG LLP, and will not approve services that the Board determines are outside the bounds of applicable laws and regulations. Pre-approval may also be given as part of the Board’s approval of the scope of the engagement of KPMG LLP or on an individual explicit case-by-case basis before KPMG LLP is engaged to provide each service.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2012

Green Ballast, Inc.

By:	/s/ J. Kevin Adams
J. Kevin Adams
Chief Executive Officer and President

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 #
Exhibit 31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 #

__________________________________

#          Filed herewith.

