Form 10-Q
period 2012-03-31
Green Ballast, Inc.
filed 2012-05-15
CIK 1526543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____ to ____

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of May 14, 2012, there were 99,409,289 shares of common stock outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$82,974	826,365
Trade accounts receivable, net	9,386	21,385
Inventories	758,109	508,637
Prepaid expenses and other	11,815	271,043

Total current assets	862,284	1,627,430

Equipment and software, net	43,176	39,891
Intangible assets, net	1,731,197	1,762,865
Other assets	4,450	4,450

Total assets	$2,641,107	3,434,636

Liabilities, Temporary Equity, and Permanent Deficit

Current liabilities:
Accounts payable and accrued expenses	$203,252	252,073
Dividends payable	8,000	8,000

Total current liabilities	211,252	260,073
Long term debt	3,055,253	2,944,122

Total liabilities	3,266,505	3,204,195

Temporary equity:
Redeemable preferred stock, $1.00 par value:
Authorized 5,000,000 shares:
3,000,000 shares designated as Series A; issued and outstanding 1,200,000 shares	1,200,000	1,200,000

Permanent deficit:
Common stock, $0.0001 par value. Authorized 245,000,000 shares;
issued and outstanding 97,918,400 shares and 96,450,400 shares at March 31, 2012 and December 31, 2011, respectively	4,042	3,895
Additional paid-in capital	3,284,170	2,507,724
Deficit accumulated during the development stage	(5,113,610)	(3,481,178)

Total permanent deficit	(1,825,398)	(969,559)

Total liabilities, temporary equity, and permanent deficit	$2,641,107	3,434,636

See accompanying notes to condensed unaudited financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Condensed Statements of Operations

(Unaudited)

		For the period
		from April 13,
	For the three	2011
	months ended	(inception) to
	March 31,	March 31,
	2012	2012

Net sales	$31,492	245,439
Cost of sales	18,469	199,740

Gross profit	13,023	45,699

Selling, general, and administrative expenses	1,463,130	4,500,544

Loss from operations	(1,450,107)	(4,454,845)

Interest expense, net	(182,325)	(658,765)

Net loss	$(1,632,432)	(5,113,610)

See accompanying notes to condensed unaudited financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Condensed Statement of Stockholders’ Deficit

For the period from April 13, 2011 (inception) to March 31, 2012

(Unaudited)

	Permanent deficit					Temporary equity
				Deficit
				accumulated
				during the	Total	Redeemable preferred stock
	Common stock		Additional	development	permanent	Series A
	Shares	Amount	paid-in capital	stage	deficit	Shares	Amount
Initial capitalization	32,500,000	$3,250	1,129,416	—	1,132,666	1,200,000	$595,441
Issuance of warrants in connection with					—
Gemini note	—	—	60,500	—	60,500	—	—
Stock awards to an advisor and consultants	3,350,000	200	90,160	—	90,360	—	—
Restricted stock awards to employees	56,150,000	—	846,830	—	846,830	—	—
Issuance of common stock	4,450,400	445	1,053,377	—	1,053,822	—	—
Adjustment to redemption value	—	—	(604,559)	—	(604,559)	—	604,559
Dividends declared	—	—	(68,000)	—	(68,000)	—	—
Net loss	—	—	—	(3,481,178)	(3,481,178)	—	—

Balance, December 31, 2011	96,450,400	3,895	2,507,724	(3,481,178)	(969,559)	1,200,000	1,200,000
Stock compensation for stock awards to
consultants	—	—	10,179	—	10,179	—	—
Stock compensation for restricted stock
awards to employees	—	—	423,414	—	423,414	—	—
Issuance of common stock	1,468,000	147	366,853	—	367,000	—	—
Dividends declared	—	—	(24,000)	—	(24,000)	—	—
Net loss	—	—	—	(1,632,432)	(1,632,432)	—	—

Balance, March 31, 2012	97,918,400	$4,042	3,284,170	(5,113,610)	(1,825,398)	1,200,000	$1,200,000

See accompanying notes to condensed unaudited financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Condensed Statement of Cash Flows

(Unaudited)

		For the period
		from April 13,
	For the three	2011
	months ended	(inception) to
	March 31,	March 31,
	2012	2012
Cash flows from operating activities:
Net loss	$(1,632,432)	(5,113,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	31,668	121,394
Depreciation of equipment and software	7,612	13,148
Amortization of debt discounts	111,131	391,269
Stock awards to outside advisor and consultants	10,179	100,339
Stock-based compensation expense	423,414	1,270,244
Changes in operating assets and liabilities:
Trade accounts receivable	11,999	(9,386)
Inventories	(249,472)	(290,109)
Other assets	259,228	(16,265)
Accounts payable and accrued expenses	(48,821)	203,253

Net cash used in operating activities	(1,075,494)	(3,329,723)

Cash flows from investing activities:
Acquisition of intellectual property	—	(400,000)
Purchase of property and equipment	(10,897)	(56,325)

Net cash used in investing activities	(10,897)	(456,325)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,073,478
Proceeds from issuance of common stock	367,000	2,435,770
Proceeds from issuance of preferred stock	—	502,552
Payment of stock issuance costs	—	(58,778)
Payment of dividends	(24,000)	(84,000)

Net cash provided by financing activities	343,000	3,869,022

(Decrease) increase in cash and cash equivalents	(743,391)	82,974

Cash and cash equivalents, beginning of period	826,365	—

Cash and cash equivalents, end of period	$82,974	82,974

See accompanying notes to condensed unaudited financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Condensed Unaudited Financial Statements

March 31, 2012

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

The Company has sustained operating losses since its inception. Management believes that, based on its current cash position and the continued growth of its operations, the Company will meet its financial obligations through March 31, 2013. Long-term liquidity is dependent upon the Company’s ability to raise additional capital and/or achieve profitable operations.

(2)	Basis of Presentation

The accompanying condensed unaudited financial statements of the Company have not been audited and have been prepared by management in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, these condensed unaudited financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at March 31, 2012 and December 31, 2011, the results of operations and cash flows for the three months ended March 31, 2012 and for the period from inception of April 13, 2011 to March 31, 2012, and the statement of stockholders’ deficit for the period from inception of April 13, 2011 to March 31, 2012.

Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission. These condensed unaudited financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

 (Continued)

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Condensed Unaudited Financial Statements

March 31, 2012

The condensed unaudited financial statements have been prepared under Financial Accounting Standards Board Accounting Standards Codification 915, Development Stage Entities. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of March 31, 2012, the Company is a development stage enterprise since the Company has not generated significant revenue from the sale of its products from its inception on April 13, 2011 through March 31, 2012. The Company has principally been devoted to developing the next generation of ballasts, raising product awareness, and raising capital.

(3)	Common Stock Issuances

In July 2011, the Company circulated a private placement memorandum to offer 12 million shares of its common stock. The shares of common stock were offered at $0.25 per share. As of December 31, 2011, the Company had received subscriptions and issued 4,450,400 shares for proceeds totaling $1,112,600, net of offering costs.

During the first quarter of 2012, the Company received subscriptions and issued 1,468,000 shares for proceeds totaling $367,000.

(4)	Subsequent Events

In April 2012, Gemini converted an aggregate of $200,000 of its $1.8 million convertible debt into common stock of the Company. As a result of the conversion, the Company’s indebtedness to Gemini under its existing promissory note was reduced by $200,000. In addition, the GBL note was automatically converted into shares of redeemable Series A preferred stock on the basis of one share for every $1.00 that the outstanding principal amount of the Gemini note is reduced. The remaining principal outstanding under each of these previously issued Gemini and GBL promissory notes is $1.6 million each.

In April 2012, the Company borrowed $75,000 from each of the Company’s affiliates, Gemini and GBL, for a total borrowing of $150,000. The loans bear interest at 12% per annum, mature on July 16, 2012, and are secured by all of the Company’s assets.

In May 2012, the Company received subscriptions for 602,000 shares. The shares of common stock were offered at $0.25 per share and proceeds totaled $150,500.

Item 2.  Management’s Discussion & Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition with the financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

Overview

Green Ballast, Inc. (“we”, “us”, “our”, the “Company”) is an innovator, developer and marketer of energy-efficient electronic ballasts for fluorescent fixtures in the commercial lighting industry. We have two product lines at different stages of production, a daylight harvesting ballast and a wireless programmable ballast, which is currently in development. Our daylight harvesting ballasts and wireless programmable ballasts conserve energy and can greatly reduce the energy costs of operating commercial buildings. With rising utility rates, dwindling natural resources, an inadequate national power grid and regulatory mandates to conserve energy, we believe our products are positioned to take advantage of this market opportunity.

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

Results of Operations

Since our inception on April 13, 2011, we have focused our efforts on building our business operations and making further refinements and developments to our technology. We have not generated any significant revenues and have used cash realized from our initial capitalization, borrowings and from our recent private offerings to fund our operating expenses. For the three months ended March 31, 2012, we generated an operating loss of $1,450,107. During this period, our net sales were $31,492, cost of sales was $18,469 and our gross profit was $13,023. Our net sales were negatively impacted by our decision to modify our sales strategy to focus on original equipment manufacturers and energy service companies. We determined that these customers present us with greater potential for long-term growth and product sales as these customers are more likely to jointly market our products to the customer. As a result of our shift in strategy, it will take more time to penetrate these markets and generate product sales. We have been encouraged by our progress during the first quarter of 2012, and in April 2012, we announced the decision by Apollo Lighting, an established original equipment manufacturer of lighting products based in New York City, to incorporate our ballasts into their product offerings.

Our selling, general and administrative expenses were $1,463,130, resulting in our operating loss of $1,450,107. These expenses included $433,593 of compensation expense related to our restricted stock awards to employees and consultants, $258,104 of product development expenses, $43,846 of employee benefits and taxes, $150,411 of amortization of intangibles and debt discounts and depreciation expenses, and $577,176 of general and administrative expenses. At March 31, 2012, we had approximately $1,286,717 of total unrecognized compensation costs related to stock awards granted under our Restricted Stock Plan. We recognize a portion of these costs ratably over a service period of between 10-35 months. Our selling, general and administrative expenses increased during the first quarter of 2012 primarily due to our hiring of three additional sales personnel to implement our revised sales strategy and five engineers to assist with further development and enhancements of our products.

We expect to begin generating meaningful revenue from product sales in the 4th quarter of 2012. However, we expect to continue generating net losses through 2012. Our ability to become profitable depends on our success in generating sufficient revenue from sales of our products to pay our ongoing expenses.

Liquidity and Capital Resources

As of March 31, 2012, we had cash and cash equivalents of $82,974 and working capital of $651,032. Since our inception, we have financed operations through issuance of debt and sales of equity securities. For the three months ended March 31, 2012, we used $1,075,494 of cash for operations. Net cash provided by financing activities totaled $343,000 during the three months ended March 31, 2012. We generated this net cash from proceeds received from sales of our common stock.

During February 2012, we conducted a private placement of our common stock to accredited investors resulting in the issuance of 1,468,000 shares of common stock, for gross cash proceeds of $367,000. The purchase price for each share was $0.25.

Management has estimated that our cash on hand as of March 31, 2012 and cash we expect to generate from product sales and capital raising efforts and cash we will save through implementation of cost reduction measures are sufficient to sustain our operations for at least the next 12 months. Our fixed charges for the next twelve months are interest expense of $260,000 and dividend payments on our redeemable preferred stock of $112,000. Our management recognizes that we must significantly increase our product sales or obtain additional capital from other sources in order to achieve profitable operations and fund our cash requirements. We may obtain that capital through additional sales of our common stock or through debt funding. We continue to engage in efforts to raise additional capital through a private placement of equity or through institutional lenders that specialize in financing early stage companies. However, no assurances can be given that additional capital, when needed, will be available or acquired upon terms acceptable to us.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial conditions, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

On April 13, 2012, the Financial Industry Regulatory Authority (“FINRA”) issued our company a stock trading symbol, “GBLL.” Our common stock is now quoted on the over-the-counter bulletin board.

In order to bolster our working capital, on April 16, 2012, we borrowed $75,000 from each of our affiliates, Gemini Master Fund, Ltd. (“Gemini”) and Green Ballast LLC (“GBL”), for a total borrowing of $150,000. The loans bear interest at 12% per annum, mature on July 16, 2012, and are secured by all of our assets. They contain covenants which prohibit us from incurring additional debt, creating any liens and making unscheduled payments under existing debt.

In April 2012, Gemini converted an aggregate of $200,000 of its $1.8 million convertible debt into common stock of the Company. As a result, our indebtedness to both Gemini and GBL under existing promissory notes have been reduced by $200,000 each. The remaining principal outstanding under each of these previously issued promissory notes is $1.6 million each. Since a trading market has developed for our common stock, we anticipate that Gemini will convert additional indebtedness during the year, which will further reduce our long-term debt owed to both Gemini and GBL.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any legal proceedings ongoing, pending, or threatened, which are expected to have a material adverse effect on our business or financial condition.

Item 2. Risk Factors

Not required for smaller reporting companies.

Item 3. Unregistered Sales of Equity Securities and Use of Proceeds

Between February 1, 2012 and February 17, 2012, we issued 1,468,000 shares of our common stock for $0.25 per share (for an aggregate offering price of $367,000) to accredited investors in connection with a private offering.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Rule 506 of Regulation D, in that the issuance of securities to the accredited investors did not involve a public offering, and on Section 4(2) of the Securities Act. The recipient of securities in each of these issuances acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

Item 4. Defaults Upon Senior Securities

None.

Item 5. Mine Safety Disclosures

Not applicable.

Item 6. Other Information

None.

Item 7. Exhibits

Exhibit No.	Description

Exhibit 4.1	Amendment No. 3 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of January 31, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2012)

Exhibit 4.2	Amendment No. 4 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of February 29, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 5, 2012)

Exhibit 4.3	Amendment No. 5 to Green Ballast, Inc., 8% Senior Secured Convertible Note dated March 31, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 4.4	Amendment No. 3 to Green Ballast, Inc., 8% Senior Secured Note, dated as of January 31, 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 3, 2012)

Exhibit 4.5	Amendment No. 4 to Green Ballast, Inc., 8% Senior Secured Note, dated as of February 29, 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 5, 2012)

Exhibit 4.6	Amendment No. 5 to Green Ballast, Inc., 8% Senior Secured Note dated March 31, 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 4.7	Amendment No.1 to Warrants dated March 28, 2012 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.1	Amendment No. 3 to Asset Purchase Agreement, dated as of January 31, 2012, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2012)

Exhibit 10.2	Amendment No. 4 to Asset Purchase Agreement, dated as of February 29, 2012, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2012)

Exhibit 10.3	Amendment No. 5 to Asset Purchase Agreement dated March 31, 2012 between Green Ballast, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.4	Lock-Up and Resale Restriction Agreement dated March 28, 2012, between Green Ballast, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.5	Lock-Up and Resale Restriction Agreement dated March 28, 2012, between Green Ballast, Inc. and GB Solutions, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.6	Lock-Up and Resale Restriction Agreement dated March 28, 2012, between Green Ballast, Inc. and J. Kevin Adams (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.7	Lock-Up and Resale Restriction Agreement dated March 28, 2012, between Green Ballast, Inc. and William Bethell (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.8	Lock-Up and Resale Restriction Agreement dated March 28, 2012, between Green Ballast, Inc. and Daniel L. Brown (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 #

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 #

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #

#          Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2012

Green Ballast, Inc.

By:	/s/ J. Kevin Adams
J. Kevin Adams
Chief Executive Officer and President

By:	/s/ William H. Bethell
William H. Bethell
Chief Financial Officer

