Form 10-Q/A
period 2012-03-31
Green Ballast, Inc.
filed 2012-08-08
CIK 1526543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Yes ☒	No ☐

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

As of May 15, 2012, there were 99,409,289 shares of common stock outstanding.

Explanatory Note

Green Ballast, Inc. (the “Company”, “we”, “us” or “our”) is filing this Amendment No.1 on Form 10-Q/A (this “Amendment”) to amend our quarterly report on Form 10-Q for the period ended March 31, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2012 (the “Original Filing”), solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Original Filing formatted in XBRL (eXtensible Business Reporting Language).

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are otherwise not subject to liability under those sections.

This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2012
Green Ballast, Inc.

	By:	/s/ J. Kevin Adams
J. Kevin Adams
Chief Executive Officer and President

	By:	/s/ William H. Bethell
William H. Bethell
Chief Financial Officer

PART II

OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
Exhibit 4.1	Amendment No. 3 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of January 31, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2012)
Exhibit 4.2	Amendment No. 4 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of February 29, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 5, 2012)
Exhibit 4.3	Amendment No. 5 to Green Ballast, Inc., 8% Senior Secured Convertible Note dated March 31, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 3, 2012)
Exhibit 4.4	Amendment No. 3 to Green Ballast, Inc., 8% Senior Secured Note, dated as of January 31, 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 3, 2012)
Exhibit 4.5	Amendment No. 4 to Green Ballast, Inc., 8% Senior Secured Note, dated as of February 29, 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 5, 2012)
Exhibit 4.6	Amendment No. 5 to Green Ballast, Inc., 8% Senior Secured Note dated March 31, 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 3, 2012)
Exhibit 4.7	Amendment No.1 to Warrants dated March 28, 2012 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 3, 2012)
Exhibit 10.1	Amendment No. 3 to Asset Purchase Agreement, dated as of January 31, 2012, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2012)
Exhibit 10.2	Amendment No. 4 to Asset Purchase Agreement, dated as of February 29, 2012, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2012)
Exhibit 10.3	Amendment No. 5 to Asset Purchase Agreement dated March 31, 2012 between Green Ballast, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2012)
Exhibit 10.4	Lock-Up and Resale Restriction Agreement dated March 28, 2012, between Green Ballast, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2012)
Exhibit 10.5	Lock-Up and Resale Restriction Agreement dated March 28, 2012, between Green Ballast, Inc. and GB Solutions, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.6	Lock-Up and Resale Restriction Agreement dated March 28, 2012, between Green Ballast, Inc. and J. Kevin Adams (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 3, 2012)
Exhibit 10.7	Lock-Up and Resale Restriction Agreement dated March 28, 2012, between Green Ballast, Inc. and William Bethell (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 3, 2012)
Exhibit 10.8	Lock-Up and Resale Restriction Agreement dated March 28, 2012, between Green Ballast, Inc. and Daniel L. Brown (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 3, 2012)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
Exhibit 101	XBRL Interactive Data File #

_______________________________________________

*	Previously filed as exhibit to Form 10-Q for the quarter ended March 31, 2012.

**	Previously furnished as exhibit to Form 10-Q for the quarter ended March 31, 2012.

#	Filed herewith