Form 10-Q/A
period 2012-06-30
Green Ballast, Inc.
filed 2012-08-21
CIK 1526543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Green Ballast, Inc. (the “Company”, “we”, “us” or “our”) is filing this Amendment No.1 on Form 10-Q/A (this “Amendment”) to amend our quarterly report on Form 10-Q for the period ended June 30, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2012 (the “Original Filing”), solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Original Filing formatted in XBRL (eXtensible Business Reporting Language).

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

Date: August 21, 2012

Green Ballast, Inc.

By:	/s/ J. Kevin Adams
J. Kevin Adams Chief Executive Officer and President

By:	/s/ William H. Bethell
William H. Bethell Chief Financial Officer

PART II

OTHER INFORMATION

Item 6. Exhibits

___

Exhibit No.	Description
Exhibit 10.1	Loan Agreement dated April 16, 2012, between Green Ballast, Inc., Gemini Master Fund Ltd. and Green Ballast LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2012)
Exhibit 10.2	12% Senior Secured Note date April 16, 2012, issued to Green Ballast LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2012)
Exhibit 10.3	12% Senior Secured Note date April 16, 2012, issued to Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 19, 2012)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
Exhibit 99.1	Green Ballast, Inc. CEO Letter to Shareholders, dated April 23, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 25, 2012)
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

____________________________________________

* Previously filed as exhibit to Form 10-Q for the quarter ended June 30, 2012.

** Previously furnished as exhibit to Form 10-Q for the quarter ended June 30, 2012.

# Filed herewith