Form 10-Q
period 2012-09-30
Green Ballast, Inc.
filed 2012-11-15
CIK 1526543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 14, 2012, there were 102,047,289 shares of common stock outstanding.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Condensed Balance Sheets

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$62,627	826,365
Trade accounts receivable, net	101,696	21,385
Inventories	874,672	508,637
Contract costs in excess of billings	141,309	—
Prepaid expenses and other	24,013	271,043
Total current assets	1,204,317	1,627,430
Equipment and software, net	32,047	39,891
Intangible assets, net	1,667,861	1,762,865
Other assets	4,450	4,450
Total assets	$2,908,675	3,434,636
Liabilities, Temporary Equity, and Permanent Deficit
Current liabilities:
Current maturities of debt	$3,083,653	—
Accounts payable and accrued expenses	1,366,895	252,073
Dividends payable	63,421	8,000
Total current liabilities	4,513,969	260,073
Long term debt	—	2,944,122
Total liabilities	4,513,969	3,204,195
Temporary equity:
Redeemable preferred stock, $1.00 par value:
Authorized 5,000,000 shares:
3,000,000 shares designated as Series A; issued and outstanding 1,400,000 shares and 1,200,00 shares at September 30, 2012 and December 31, 2011, respectively	1,400,000	1,200,000
Permanent deficit:
Common stock, $0.0001 par value. Authorized 245,000,000 shares; issued and outstanding 102,849,289 shares and 96,450,400 shares at September 30, 2012 and December 31, 2011, respectively	4,534	3,895
Additional paid-in capital	4,795,160	2,507,724
Deficit accumulated during the development stage	(7,804,988)	(3,481,178)
Total permanent deficit	(3,005,294)	(969,559)
Total liabilities, temporary equity, and permanent deficit	$2,908,675	3,434,636

See accompanying notes to condensed unaudited financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Condensed Statements of Operations

(Unaudited)

				For the period	For the period
				from April 13,	from April 13,
	For the three	For the nine	For the three	2011	2011
	months ended	months ended	months ended	(inception) to	(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2012	2011	2011	2012
Net sales	$88,667	176,018	135,995	146,336	389,965
Cost of sales	63,171	108,083	132,675	139,439	289,354
Gross profit	25,496	67,935	3,320	6,897	100,611
Selling, general, and administrative expenses	1,072,608	3,819,146	1,002,760	1,852,529	6,856,560
Loss from operations	(1,047,112)	(3,751,211)	(999,440)	(1,845,632)	(6,755,949)
Interest expense, net	(180,263)	(572,599)	(163,076)	(302,100)	(1,049,039)
Net loss	$(1,227,375)	(4,323,810)	(1,162,516)	(2,147,732)	(7,804,988)
Net loss per share – Basic and diluted	$(0.01)	(0.04)	(0.01)	(0.02)
Weighted average common shares outstanding:
Basic and diluted	102,367,289	99,709,462	92,000,000	92,000,000

See accompanying notes to condensed unaudited financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Condensed Statement of Stockholders’ Deficit

For the period from April 13, 2011 (inception) to September 30, 2012

(Unaudited)

	Permanent deficit					Temporary equity
				Deficit
				accumulated
				during the	Total	Redeemable preferred stock
	Common stock		Additional	development	permanent	Series A
	Shares	Amount	paid-in capital	stage	deficit	Shares	Amount
Initial capitalization	32,500,000	$3,250	1,129,416	—	1,132,666	1,200,000	$595,441
Issuance of warrants in connection with Gemini note	—	—	60,500	—	60,500	—	—
Stock awards to an advisor and consultants	3,350,000	200	90,160	—	90,360	—	—
Restricted stock awards to employees	56,150,000	—	846,830	—	846,830	—	—
Issuance of common stock	4,450,400	445	1,053,377	—	1,053,822	—	—
Adjustment to redemption value	—	—	(604,559)	—	(604,559)	—	604,559
Dividends declared	—	—	(68,000)	—	(68,000)	—	—
Net loss	—	—	—	(3,481,178)	(3,481,178)	—	—
Balance, December 31, 2011	96,450,400	3,895	2,507,724	(3,481,178)	(969,559)	1,200,000	1,200,000
Senior debt converted into preferred stock	—	—	—	—	—	200,000	200,000
Senior debt converted into common stock	888,889	88	174,780	—	174,868	—	—
Stock compensation for stock awards to consultants	—	—	19,149	—	19,149	—	—
Stock compensation for restricted stock awards to employees	—	—	796,479	—	796,479	—	—
Issuance of common stock	5,510,000	551	1,376,449	—	1,377,000	—	—
Dividends declared	—	—	(79,421)	—	(79,421)	—	—
Net loss	—	—	—	(4,323,810)	(4,323,810)	—	—
Balance, September 30, 2012	102,849,289	$4,534	4,795,160	(7,804,988)	(3,005,294)	1,400,000	$1,400,000

See accompanying notes to condensed unaudited financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Condensed Statement of Cash Flows

(Unaudited)

		For the period	For the period
		from April 13,	from April 13,
	For the nine	2011	2011
	months ended	(inception) to	(inception) to
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(4,323,810)	(2,147,732)	(7,804,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	95,004	58,058	184,730
Depreciation of equipment and software	23,868	—	29,405
Amortization of debt discounts	364,399	175,660	644,537
Stock awards to outside advisor and consultants	19,149	79,980	109,309
Stock-based compensation expense	796,479	564,554	1,643,309
Changes in operating assets and liabilities:
Trade accounts receivable	(80,311)	(126,242)	(101,696)
Inventories	(366,035)	65,243	(406,672)
Contract costs in excess of billings	(141,309)	—	(141,309)
Other assets	247,030	(13,857)	(28,463)
Accounts payable and accrued expenses	1,114,822	94,189	1,366,895
Net cash used in operating activities	(2,250,714)	(1,250,147)	(4,504,943)
Cash flows from investing activities:
Acquisition of intellectual property	—	(400,000)	(400,000)
Purchase of equipment and software	(16,024)	(18,970)	(61,452)
Net cash used in investing activities	(16,024)	(418,970)	(461,452)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	150,000	—	150,000
Proceeds from issuance of long-term debt	—	1,073,478	1,073,478
Proceeds from issuance of common stock	1,377,000	1,705,772	3,445,770
Proceeds from issuance of preferred stock	—	502,552	502,552
Payment of stock issuance costs	—	(58,778)	(58,778)
Payment of dividends	(24,000)	(36,000)	(84,000)
Net cash provided by financing activities	1,503,000	3,187,024	5,029,022
(Decrease) increase in cash and cash equivalents	(763,738)	1,517,907	62,627
Cash and cash equivalents, beginning of period	826,365	—	—
Cash and cash equivalents, end of period	$62,627	1,517,907	62,627

See accompanying notes to condensed unaudited financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Condensed Unaudited Financial Statements

September 30, 2012

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

(2)	Summary of Significant Accouting Policies

(a)	Basis of Presentation

The accompanying condensed unaudited financial statements of the Company have not been audited and have been prepared by management in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, these condensed unaudited financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at September 30, 2012 and December 31, 2011, the results of operations for the three and nine months ended September 30, 2012, the three months ended September 30, 2011 and for the period from inception of April 13, 2011 to September 30, 2011 and April 13, 2011 to September 30, 2012, and the cash flows for nine months ended September 30, 2012 and for the period from inception of April 13, 2011 to September 30, 2011 and April 13, 2011 to September 30, 2012, and the statement of stockholders’ deficit for the period from inception of April 13, 2011 to September 30, 2012.

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

(Continued)

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Condensed Unaudited Financial Statements

September 30, 2012

The condensed unaudited financial statements have been prepared under Financial Accounting Standards Board Accounting Standards Codification 915, Development Stage Entities. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of September 30, 2012, the Company is a development stage enterprise since the Company has not generated significant revenue from the sale of its products from its inception on April 13, 2011 through September 30, 2012. The Company has principally been devoted to developing the next generation of ballasts, raising product awareness, and raising capital.

(b)	Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. Shipping and other transportation costs charged to buyers are recorded in both sales and costs of sales.

Short-term construction-type contracts are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion which includes acceptance by the customer. Costs incurred by the Company for contracts accounted for under the completed-contract method are capitalized as costs in excess of billings and are charged to cost of goods sold in the period that the related revenue is recognized.

(3)	Going Concern

The Company is in the development stage, has a working capital deficit and stockholders’ deficit of $3,309,652 and $3,005,294, respectively, as of September 30, 2012, and has used $4,504,943 of cash in operations from inception. The Company has sustained operating losses since its inception. As a developmental stage enterprise, the Company is still in the process of developing and sufficiently executing its business plan to sustain financial viability. As a result, the Company may not have sufficient liquidity to meet its debt service requirements or to satisfy other financial obligations as they come due over the next 12 months. These issues raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. However there can be no assurance that such additional funding will occur or that the Company can implement its strategic plans.

(4)	Common Stock Issuances

In July 2011, the Company circulated a private placement memorandum to offer 12 million shares of its common stock. The shares of common stock were offered at $0.25 per share. As of December 31, 2011, the Company had received subscriptions and issued 4,450,400 shares for proceeds totaling $1,112,600, before offering costs.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Condensed Unaudited Financial Statements

September 30, 2012

During the first nine months of 2012, the Company received subscriptions and issued 5,510,000 shares of common stock for proceeds totaling $1,377,000.

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

During October 2012, the loans from Gemini and GBL totaling $150,000 were retired upon maturity.

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

Revenues

We recognize revenue when all of the following conditions exist: (i) persuasive evidence of an arrangement between us and our customer, (ii) delivery has occurred, (iii) the revenue amount is determinable, and (iv) collection is reasonably assured. Valuation allowances are established for estimated returns, allowances, and discounts at the time revenue is recognized. Short-term construction-type contracts are accounted for under the completed-contract method. Revenues under the completed-contract method are recognized upon substantial completion which includes acceptance by the customer. Costs incurred by the Company for contracts accounted for under the completed-contract method are capitalized as costs in excess of billings and are charged to cost of goods sold in the period that the related revenue is recognized.

Product Warranties

We provide a limited warranty covering defective materials and workmanship. We generally provide for a 5-year warranty on our products. In the event a claim is made by a customer on a warranty, we will replace the product and reimburse the purchaser $10.00 per ballast to defray any installation costs. We accrue estimated warranty costs at the time products are sold.

Income Taxes

Our financial statements include an estimate of income taxes assessed for any legal jurisdiction in which we operate. These income taxes include both a current amount, as well as a deferred portion which results from a variety of temporary book versus tax treatment differences, including net operating loss carry forwards. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. Once established, any deferred tax asset must be evaluated to determine whether it is more likely than not that the future tax benefits will be realized, including the likelihood that we will generate sufficient future taxable income to utilize the full amount. When facts and circumstances warrant, we will establish, increase or reduce valuation allowances associated with deferred tax assets in order to reflect which assets meet the more-likely-than-not realizability test. Based on the cumulative losses and lack of operating history, we have recorded a valuation allowance against our net deferred tax assets as we believe that it is more likely than not that these deferred tax assets will not be realized.

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

Results of Operations

Since our inception on April 13, 2011, we have focused our efforts on building our business operations and making further refinements and developments to our technology. We have not generated any significant revenues and have used cash realized from our initial capitalization, borrowings and from our recent private offerings to fund our operating expenses. For the nine months ended September 30, 2012, we generated a net loss of $4,323,810. During this period, our net sales were $176,018, cost of sales were $108,083 and our gross profit was $67,935. Our net sales continue to be negatively impacted by our decision to modify our sales strategy to focus on original equipment manufacturers and energy service companies. We determined that these customers present us with greater potential for long-term growth and product sales as these customers are more likely to jointly market our products to the customer. As a result of our shift in strategy, it will take more time to penetrate these markets and generate product sales. We have been encouraged by our progress during the fourth quarter of 2012.

Our selling, general and administrative expenses were $3,819,146, resulting in our operating loss of $3,751,211. These expenses included $815,628 of compensation expense related to our restricted stock awards to employees and consultants, $659,170 of product development expenses, $116,362 of employee benefits and taxes, $118,872 of amortization of intangibles and depreciation expenses, and $2,109,114 of general and administrative expenses. At September 30, 2012, we had approximately $904,681 of total unrecognized compensation costs related to stock awards granted under our Restricted Stock Plan. We recognize a portion of these costs ratably over a service period of between 10-35 months. We expect to begin generating meaningful revenue from product sales in the 4th quarter of 2012. However, we expect to continue generating net losses through 2012. Our ability to become profitable depends on our success in generating sufficient revenue from sales of our products to pay our ongoing expenses.

For the three months ended September 30, 2012, we generated a net loss of $1,227,375. During this period, our net sales were $88,667, cost of sales were $63,171 and our gross profit was $25,496. Our net sales continue to be negatively impacted by our decision to modify our sales strategy to focus on original equipment manufacturers and energy service companies. During the third quarter of 2012, the Company entered into contracts to perform lighting retrofits for various schools in Shelby County, Tennessee. These retrofits included installing the Company’s lighting ballast as well as lighting ballast produced by other manufacturers. The Company completed lighting retrofits on two schools during the third quarter and recognized revenue totaling $65,780. The gross margin earned on these lighting retrofits is less than the gross margin the Company earns selling lighting ballast to original equipment manufacturers and others. The Company anticipates completing lighting retrofits on an additional ten schools during the fourth quarter of 2012.

For the three months ended September 30, 2012, our selling, general and administrative expenses were $1,072,608 resulting in our operating loss of $1,047,112. These expenses included $164,064 of compensation expense related to our restricted stock awards to employees and consultants, $181,943of product development expenses, $36,732 of employee benefits and taxes, $40,107 of amortization of intangibles and depreciation expenses, and $649,762 of general and administrative expenses.

For the three months ended September 30, 2011, we generated a net loss of $1,162,516. During this period, our net sales were $135,995, cost of sales were $132,675 and our gross profit was $3,320.

For the three months ended September 30, 2011, our selling, general and administrative expenses were $1,002,760 resulting in our operating loss of $999,440. These expenses included $617,432 of compensation expense related to our restricted stock awards to employees and consultants, $100,113 of product development expenses, $25,098 of employee benefits and taxes, $58,058 of amortization of intangibles and depreciation expenses, and $202,059 of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $62,627 and working capital deficit of $3,309,652. Since our inception, we have financed operations through issuance of debt and sales of equity securities. For the nine months ended September 30, 2012, we used $2,250,714 of cash for operations. Net cash provided by financing activities totaled $1,503,000 during the nine months ended September 30, 2012. We generated this net cash from proceeds received from sales of our common stock and short term debt financing.

During February 2012, we conducted a private placement of our common stock to accredited investors resulting in the issuance of 1,468,000 shares of common stock, for gross cash proceeds of $367,000. The purchase price for each share was $0.25. During the second quarter of 2012, we conducted a subsequent private placement of our common stock to accredited investors resulting in the issuance of 3,120,000 shares of common stock, for gross cash proceeds of $780,000. The purchase price for each share was $0.25. For the three months ending September 30, 2012 we issued 922,000 shares of common stock, for gross cash proceeds of $230,000.

Management has estimated that our cash on hand as of September 30, 2012 and cash we expect to generate from product sales and capital raising efforts and cash we will save through implementation of cost reduction measures are sufficient to sustain our operations for at least the next 12 months. Our fixed charges for the next twelve months are interest expense of $256,000 and dividend payments on our redeemable preferred stock of $112,000. Our management recognizes that we must significantly increase our product sales or obtain additional capital from other sources in order to achieve profitable operations and fund our cash requirements. We may obtain that capital through additional sales of our common stock or through debt funding. We continue to engage in efforts to raise additional capital through a private placement of equity or through institutional lenders that specialize in financing early stage companies. However, no assurances can be given that additional capital, when needed, will be available or acquired upon terms acceptable to us.

Due to the uncertainty in our ability to successfully raise additional capital to fund our business, and because we will continue to incur operating losses in the foreseeable future, these events raise substantial doubt about our ability to continue as a going concern. We believe that we have developed a viable plan to raise the necessary capital and implement our business strategy. We have engaged a merchant banking firm to assist us in raising up to $10,000,000 in equity financing and a $1,000,000 bridge loan to support our operations during the interim. As of November 9, 2012 $400,000 of the bridge loan has been funded. In addition, our marketing strategy has resulted in our entering into contracts with customers which will generate approximately $1,000,000 of revenue to us. However, we will realize that revenue over time, and it will not be sufficient to fund our ongoing operations without additional capital. There can be no assurance that the merchant banking firm will be successful in assisting us in raising additional capital or that any capital raise will be sufficient to fund our operations or be available or acquired upon terms acceptable to us.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial conditions, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

In order to bolster our working capital, on April 16, 2012, we borrowed $75,000 from each of our affiliates, Gemini Master Fund, Ltd. (“Gemini”) and Green Ballast LLC (“GBL”), for a total borrowing of $150,000. The loans bear interest at 12% per annum are secured by all of our assets and were scheduled to mature on July 16, 2012. They contain covenants which prohibit us from incurring additional debt, creating any liens and making unscheduled payments under existing debt. On July 16, 2012 we amended the loans and extended the maturity date to October 16, 2012. The loans were paid in full on October 16, 2012.

In order to bolster our working capital, on October 16, 2012 and November 5, 2012, we entered into Purchase Agreements with certain accredited investors pursuant to which we issued (i) two 8% Mandatorily Convertible Notes in the aggregate principal amount of $400,000, and (ii) an aggregate of 400,000 shares of our common stock, $0.0001 par value per share, to the Investors, for aggregate proceeds of $400,000. As a condition to closing the above transaction, certain officers, former officers and affiliates agreed to surrender an aggregate of 1,000,000 shares of our common stock. We also pledged to use commercially reasonable efforts to effect a recapitalization of our common stock.

As a result of the above transaction, the exercise price of warrants issued to Gemini for an aggregate of 5,000,000 shares of our common stock was reduced to $0.25 per share.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any legal proceedings ongoing, pending, or threatened, which are expected to have a material adverse effect on our business or financial condition.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between January 1, 2012 and September 30, 2012 , we issued 5,510,000 shares of our common stock for $0.25 per share (for an aggregate offering price of $1,377,000) to accredited investors in connection with a private offering. The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Rule 506 of Regulation D, in that the issuance of securities to the accredited investors did not involve a public offering, and on Section 4(2) of the Securities Act. The recipient of securities in each of these issuances acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in these transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
Exhibit 10.1	Amendment No. 1, dated July 16, 2012, to Green Ballast, Inc., 12% Senior Secured Note, issued to Green Ballast, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 20, 2012)
Exhibit 10.2	Amendment No. 1, dated July 16, 2012, to Green Ballast, Inc., 12% Senior Secured Note, issued to Gemini Masters Fund, Ltd., (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 20, 2012)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith.
**	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2012

Green Ballast, Inc.

By:	/s/ J. Kevin Adams
J. Kevin Adams
Chief Executive Officer and President

By:	/s/ William H. Bethell
William H. Bethell
Chief Financial Officer

