Form 10-Q/A
period 2012-09-30
Green Ballast, Inc.
filed 2012-11-19
CIK 1526543

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

Explanatory Note

Green Ballast, Inc. (the “Company”, “we”, “us” or “our”) is filing this Amendment No.1 on Form 10-Q/A (this “Amendment”) to amend our quarterly report on Form 10-Q for the period ended September 30, 2012, originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2012 (the “Original Filing”), solely to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Original Filing formatted in XBRL (eXtensible Business Reporting Language).

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

Date: November 19, 2012

Green Ballast, Inc.

By:	/s/ J. Kevin Adams
J. Kevin Adams
Chief Executive Officer and President

By:	/s/ William H. Bethell
William H. Bethell
Chief Financial Officer

PART II

OTHER INFORMATION

Item 7. Exhibits

Exhibit No.	Description
Exhibit 10.1	Amendment No. 1, dated July 16, 2012, to Green Ballast, Inc., 12% Senior Secured Note, issued to Green Ballast, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 20, 2012)
Exhibit 10.2	Amendment No. 1, dated July 16, 2012, to Green Ballast, Inc., 12% Senior Secured Note, issued to Gemini Masters Fund, Ltd., (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 20, 2012)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.INS	XBRL Instance Document #
101.SCH	XBRL Taxonomy Extension Schema Document #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

____________________________________________

*	Previously filed as exhibit to Form 10-Q for the quarter ended September 30, 2012.

**	Previously furnished as exhibit to Form 10-Q for the quarter ended September 30, 2012.

#	Filed herewith