Form 10-K
period 2012-12-31
Green Ballast, Inc.
filed 2013-04-01
CIK 1526543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable

As of March 27, 2013, there were 102,522,289 shares of common stock outstanding.

Documents Incorporated by Reference

Certain information called for by Part III of Form 10-K is incorporated by reference to the Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the Commission within 120 days after December 31, 2012.

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

PART I

Item 1. Business

Overview

Green Ballast, Inc., is a Delaware corporation incorporated on April 13, 2011. We develop, market and distribute energy-efficient electronic ballasts for fluorescent fixtures in the commercial lighting industry. An electronic ballast is a device used with a fluorescent bulb to regulate the amount of electric current delivered to start and operate the bulb. It supplies the initial electricity to the bulb that creates light, and then it regulates the amount of electricity flowing through the bulb. We offer energy-efficient electronic ballasts as an alternative to traditional ballasts and existing daylight harvesting ballasts, also referred to as dimming ballasts. In addition to being energy-efficient, our ballasts are cost-effective, simple to install, low-maintenance, environmentally friendly and compatible with existing building management systems. When we refer to “we”, “our”, “us” or “the Company” in this Annual Report on Form 10-K, we mean Green Ballast, Inc.

Our Products

Our current product line consists of our daylight harvesting ballasts. Within this line we have several models that vary by bulb size, wattage and voltage. For example, our daylight harvesting ballast is available in models that can be applied to two-lamp, three-lamp, or four-lamp light fixtures. We are currently developing a model that that can be applied to high output bulbs, typically used to light large retail and commercial spaces that need higher wattages. We are also working to develop several models of wireless programmable ballasts; however, our current focus is on sales related to our daylight harvesting ballasts. Our diverse product portfolio will give our customers the ability to choose products that meet their specific needs. Our ballasts come with a 5-year limited warranty covering defective materials and workmanship. If the ballast fails to operate during the warranty period, we will replace the ballast and pay for the installation of the new ballast. The various features of our product lines are further described below.

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

Each of our wireless programmable ballasts can be integrated into these systems without the need for hardwiring. The ballast accepts commands from the system wirelessly and can be individually “addressable,” that is the system can send a command directly to that light fixture directing that it be dimmed on an individual basis. Through the building automation system, the ballast can be directed to reduce the amount of light being emitted during peak load periods when utility companies typically charge higher rates and directed to turn the lights off when the space is empty or the offices are closed. In addition, our wireless programmable ballast is capable of two-way communication. It can alert building staff of burned-out bulbs or ballasts and eliminate the need for a physical inspection. If we are able to complete the development of the wireless programmable ballast, we plan to begin sales in the first quarter of 2014.

Sales and Marketing

We currently market our products to (i) commercial real estate end-users, (ii) energy service companies, (iii) original equipment manufacturers, and (iv) electrical lighting product distributors. We continue to evaluate which of these market channels we will focus on primarily in order to maximize our selling and marketing efforts.

End-Users

We market our ballasts directly to commercial real estate end-users which include commercial real estate developers, commercial building owners and managers, and tenants of commercial buildings. We will continue to track which areas of the country have the highest utility rates and higher rebate programs, and we will target end-users operating in those areas.

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

Other Marketing Channels

We also leverage our sales and marketing efforts off of various rebate programs offered by utility companies for energy-efficient products. We target areas of the country where the utility companies provide the largest rebates for the purchase and installation of our products and where energy costs are the highest For example, we are heavily marketing our products to customers in the Long Island area of New York due to a rebate offered by the Long Island Power Authority (LIPA). The incentives offered by LIPA allow our customers to obtain a rebate for the full cost of the purchase and installation of our products. This means that our customers are able to immediately begin enjoying the full energy savings of our products. We also participate in other utility rebate programs across the country. Through these rebate programs, commercial users can save up to 75% or more of the total cost of a retrofit project.

Dependence on Key Customers

Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and multi-facility projects. As large retrofit and new construction projects are a significant component of our total sales plan, we may experience more customer concentration in given periods. In those periods in which our sales are concentrated in a few large customers, a reduction in sales from or loss of those customers would have had a material adverse effect on our results of operations and financial condition.

Research and Development

Shortly after we acquired the patented technology for our ballasts in April 2011, our engineers commenced work to improve our ballasts. We redesigned the internal components of the ballasts so that all features are self-contained and installation is easier. Also, the new design shortens production runtime and reduces manufacturing costs. We have developed several models of the daylight harvesting ballast that vary by bulb size, wattage, and voltage. Our wireless programmable ballast is in development and we plan for the same variations for bulb size, wattage and voltage. We have scheduled our development process so that these different models will become available to meet anticipated future market demands. Most of our daylight harvesting ballast varieties are currently available, and we believe we may have our wireless programmable ballasts available for sales during the first quarter of 2014. During the period ended December 31, 2011 and year ended December 31, 2012, we spent approximately $240,000 and $746,000, respectively, on research and development activities.

Manufacturing

Currently, we outsource the manufacturing of our ballasts to DuroPower, Inc., headquartered in Covina, California, and with manufacturing facilities in Beijing, China, who is able to provide us with any currently requested supply. DuroPower, Inc. is a leading manufacturer and supplier of advanced electronic ballasts for the fluorescent lighting industry.

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

Intellectual Property

We protect our intellectual property rights by relying on patents, trademarks, trade secret laws, federal, state and common law rights, as well as contractual restrictions. We own the trademark to our slogan “The Future of Fluorescent Lighting” and our Green Ballast logo. We own a patent covering the control system and self-containment technology incorporated into our ballasts. This patent expires in 2024. We have a pending application for a second patent to protect the wireless programmable technology applied to our wireless programmable ballast product line. As is a routine occurrence with patent applications, the first application for this patent was rejected by the United States Patent and Trademark Office (USPTO). However, the Company plans to appeal this decision to the USPTO. If we are granted the patent, it will expire in 2031.

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

Employees

We currently have a total of 12 full-time employees and 9 contractors and consultants who provide marketing, accounting or engineering services.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

In April 2012 the common stock of the Company was approved for quotation on the Over-the-Counter Bulletin Board (OTCBB) operated by FINRA and on the OTCQB operated by OTC Markets Group under the symbol “GBLL.” In January 2013, our common stock ceased to be quoted on the OTCBB and is now being quoted solely on the OTCQB. Currently, there is no established public trading market for our common stock. As a result, high and low bid information for our common stock for the quarterly periods within fiscal year 2012 is unavailable.

Holders

As of March 27, 2013, there were approximately 137 holders of record of our common stock.

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

Between January 1, 2012 and December 31, 2012, we issued 5,508,000 shares of our common stock for $0.25 per share (for an aggregate offering price of $1,377,000) to accredited investors in connection with a private offering.

Between October 16, 2012 and January 31, 2013, we raised $675,000 in cash through the issuance of our 8% Mandatorily Convertible Notes in the aggregate principal amount of $675,000 and 675,000 shares of our common stock to accredited investors in connection with a private offering.

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

We are an innovator, developer and marketer of energy-efficient electronic ballasts for fluorescent fixtures in the commercial lighting industry. We have two product lines, a daylight harvesting ballast and a wireless programmable ballast (which is under development). Our daylight harvesting ballasts and wireless programmable ballasts conserve energy and can greatly reduce the energy costs of operating commercial buildings. With rising utility rates, dwindling natural resources, an inadequate national power grid and regulatory mandates to conserve energy, we believe our products are positioned to take advantage of this market opportunity.

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

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

Revenue

For the year ended December 31, 2012, we had revenue of $815,021, compared with revenue of $213,947 for the period from inception (April 13, 2011) to December 31, 2011. We were formed in April 2011, and since then we have devoted a substantial portion of our resources and time to building our sales and marketing plan and determining the most proper way to sell our product. Also, we were refining and improving our daylight harvest ballast and continuing the development of our wireless programmable ballast. We began to see the results of these efforts in 2012, and most recently during the fourth quarter of 2012 in which we realized revenue of $639,003. The increase in our revenues in 2012 was a result of our sales and marketing efforts and acceptance by our customers.

Net Loss

For the year ended December 31, 2012, our net loss was $5,661,932 compared with a net loss of $3,481,178 for the period from inception (April 13, 2011) to December 31, 2011. Our losses in 2012 increased primarily due to the fact that we had three additional months of overhead expenses, tripled our engineering and product development costs for the year, and increased the size of our sales force.

Selling, General and Administrative Expense

Selling, general and administrative expense include sales and marketing expenses, compensation-related costs of our employees, dedicated general and administrative activities, legal fees, audit and tax fees, consultants and professional services and general corporate expenses.

The total selling, general and administrative expense was $4,968,581 for the year ended December 31, 2012 compared with $3,037,414 for the period from inception (April 13, 2011) to December 31, 2011. The increase was primarily due to our decision to increase our spending on developing our wireless addressable ballast and hiring additional sales personnel. In addition, our selling, general and administrative expense for 2012 included three additional months of expenses which were not included in 2011.

Interest Expense

Interest expense was $792,490 for the year ended December 31, 2012 compared with $476,440 for the period from inception (April 13, 2011) to December 31, 2011. The increase primarily results from 2012 having three additional months of interest expense and several short term loans we took out during the year.

Liquidity and Capital Resources

Our financial position as of December 31, 2011 and December 31, 2012, is as follows:

	December 31, 2011	December 31, 2012

Current Assets	$1,627,430	$1,283,565
Current Liabilities	$260,073	$5,562,295
Working Capital (Deficiency)	$1,367,357	$(4,278,730)

	For the period from April 13, 2011 (inception) to December 31, 2011	For the twelve months ended December 31, 2012

Loss from operations	$3,004,738	$4,869,442
Net cash used in operating activities	$(2,254, 229)	$(2,789,587)
Net cash used in investing activities	$(445,428)	$(24,339)
Net cash provided by financing activities	$3,526,022	$2,003,000
Cash and cash equivalents, beginning of period	$–	$826,365
Cash and cash equivalents, end of period	$826,365	$15,439

Since our inception in April 2011, we have relied primarily on funds raised through the sale of our securities and from borrowings to fund our operations. The Company did not experience a substantial increase in sales in 2012, and additional financing was needed to fund our operations. In 2012, we raised approximately $1.4 million in cash proceeds through the private placement of our common stock. In the last quarter of 2012 and through January of 2013, we raised $675,000 through the sale of our 8% Mandatorily Convertible Notes. We have also raised additional cash to fund our operations through borrowings secured by certain accounts receivable generated in the latter part of 2012. Those borrowings were repaid in early 2013 with proceeds from these accounts receivable.

Due to our net losses and negative cash flow from our operations since inception, and our expectation that these conditions will continue for the foreseeable future, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including additional funding from the sale of our equity or debt securities and short-term financings, and to increase sales of our products. We are presently engaged in discussions with several potential investors in order to raise the additional funds needed to sustain our operations. We anticipate that our sales will continue to increase in 2013 so that, along with funds generated by additional financing, we should be able to fund our operations for the remainder of 2013. Management believes that its sales should continue to increase in 2014 to a level that will sustain operations, without the need for additional financing.

However, there can be no assurance that we will be successful in obtaining such funding or increasing our sales. Even if we are successful in raising the additional funds or increasing our sales, we could incur unexpected costs or expenses or fail to collect on our accounts receivable, or experience other unexpected cash requirements that could force us to seek additional financing. In addition, if we issue additional equity or debt securities, stockholders are likely to experience additional dilution, and the new equity securities may have rights, preferences or privileges that are superior to those of existing holders of our common stock.

If we are unsuccessful in obtaining additional financing or increasing the sales of our products, we will be required to reduce the scope of our operations, reduce our commercialization efforts and take other action to substantially reduce our expenses. There is no assurance that such activity will be sufficient to maintain operations until any additional financing can be located. If we fail to obtain such financing or if we are unable to increase our sales and decrease, or delay paying, our expenses, we will have to discontinue our operations.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial conditions, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Even effective internal controls, no matter how well designed, have inherent limitations such as the possibility of human error or of circumvention or overriding of controls, and consideration of cost in relation to benefit of a control. Moreover, effectiveness must necessarily be considered according to the existing state of the art of internal control. Further, because of changes in conditions, the effectiveness of internal controls may diminish over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services

The information required by Items 10 through 14 above is incorporated by reference to the definitive proxy statement for our 2013 Annual Meeting of Shareholders to be filed within 120 days of December 31, 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.            Financial Statements and Schedules - The list of financial statements and schedules set forth in the Index to Financial Statements on page F-1 is incorporated herein by reference.

2.            Exhibits - The exhibits listed in the accompanying Exhibit Index following the signature page to this report.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheet as of DECEMBER 31, 2012 and 2011	F-4

Statement of Operations for the year ended december 31, 2012, for the period from April 13, 2011 (inception) to DECEMBER 31, 2011 and For the Period from April 13, 2011 (Inception) to december 31, 2012	F-5

Statement of Stockholders’ Deficit for the year ended december 31, 2012, for the period from April 13, 2011 (inception) to DECEMBER 31, 2011 and For the Period from April 13, 2011 (Inception) to december 31, 2012	F-6

Statement of Cash FlowS for the year ended december 31, 2012, for the period from April 13, 2011 (inception) to DECEMBER 31, 2011 and For the Period from April 13, 2011 (Inception) to december 31, 2012	F-7

NoteS to Financial Statements	F-8

F-1

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Financial Statements

December 31, 2012

(With Report of Independent Registered Public Accounting Firm Thereon)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Green Ballast, Inc.:

We have audited the accompanying balance sheets of Green Ballast, Inc. (a development stage enterprise) (the Company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2012, the period from April 13, 2011 (inception) to December 31, 2011, and the period from April 13, 2011 (inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, financial statements referred to above present fairly, in all material respects, the financial position of Green Ballast, Inc. (a development stage enterprise) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012, the period from April 13, 2011 (inception) to December 31, 2011, and the period from April 13, 2011 (inception) to December 31, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has suffered recurring losses from operations, has net capital deficiencies, and the Company’s liquidity may not be sufficient to meet its debt service requirements or to satisfy other financial obligations as they come due over the next 12 months. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

March 29, 2013

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Balance Sheets

December 31, 2012 and 2011

	2012	2011

Assets
Current assets:
Cash and cash equivalents	$15,439	826,365
Trade accounts receivable, less allowance for doubtful accounts of $13,710 and $216 at December 2012, and 2011, respectively	504,092	21,385
Inventories	651,064	508,637
Contract costs in excess of billings	100,978	—
Prepaid expenses and other	11,992	271,043
Total current assets	1,283,565	1,627,430
Equipment and software, net	37,083	39,891
Intangible assets, net	1,636,193	1,762,865
Other assets	4,450	4,450
Total assets	$2,961,291	3,434,636

Liabilities, Temporary Equity, and Permanent Deficit

Current liabilities:
Current maturities of debt	$3,535,989	—
Accounts payable	1,109,726	50,049
Dividends payable	91,420	8,000
Accrued expenses	279,544	202,024
Accrued wages	545,616	—
Total current liabilities	5,562,295	260,073
Long-term debt	—	2,944,122
Total liabilities	5,562,295	3,204,195
Temporary equity:
Redeemable preferred stock, $1.00 par value. Authorized 5,000,000 shares: 3,000,000 shares designated as Series A; issued and outstanding 1,400,000 shares and 1,200,000 shares at December 31, 2012 and 2011, respectively	1,400,000	1,200,000

Permanent deficit:
Common stock, $0.0001 par value. Authorized 245,000,000 shares; issued and outstanding 102,497,289 shares and 96,450,400 shares at December 31, 2012 and 2011, respectively	4,599	3,895
Additional paid-in capital	5,137,507	2,507,724
Deficit accumulated during the development stage	(9,143,110)	(3,481,178)
Total permanent deficit	(4,001,004)	(969,559)
Total liabilities, temporary equity, and permanent deficit	$2,961,291	3,434,636

See accompanying notes to financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Statements of Operations

Year ended December 31, 2012 and Period from April 13, 2011 (inception)

to December 31, 2011 and Period from April 13, 2011 (inception) to December 31, 2012

		Period from	Period from
		April 13,	April 13,
		2011	2011
	Year ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
Net sales	$815,021	213,947	1,028,968
Cost of sales	715,882	181,271	897,153
Gross profit	99,139	32,676	131,815
Selling, general, and administrative expenses	4,968,581	3,037,414	8,005,995
Loss from operations	(4,869,442)	(3,004,738)	(7,874,180)
Interest expense, net	(792,490)	(476,440)	(1,268,930)
Net loss	$(5,661,932)	(3,481,178)	(9,143,110)
Net loss per share – Basic and diluted	$(0.06)	(0.04)	(0.09)
Weighted average common shares outstanding:
Basic and diluted	100,608,733	92,494,489	97,131,200

See accompanying notes to financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Statements of Stockholders’ Deficit

Year ended December 31, 2012 and Period from April 13, 2011 (inception) to December 31, 2011

	Permanent deficit					Temporary equity
				Deficit
				accumulated
				during the	Total	Redeemable preferred stock
	Common stock		Additional	development	permanent	Series A
	Shares	Amount	paid-in capital	stage	deficit	Shares	Amount
Initial capitalization	32,500,000	$3,250	1,129,416	—	1,132,666	1,200,000	$595,441
Issuance of warrants in connection with Gemini note	—	—	60,500	—	60,500	—	—
Stock awards to an advisor and consultants	3,350,000	200	90,160	—	90,360	—	—
Restricted stock awards to employees	56,150,000	—	846,830	—	846,830	—	—
Issuance of common stock	4,450,400	445	1,053,377	—	1,053,822	—	—
Adjustment to redemption value	—	—	(604,559)	—	(604,559)	—	604,559
Dividends declared	—	—	(68,000)	—	(68,000)	—	—
Net loss	—	—	—	(3,481,178)	(3,481,178)	—	—
Balance, December 31, 2011	96,450,400	3,895	2,507,724	(3,481,178)	(969,559)	1,200,000	1,200,000
Senior debt converted into preferred stock	—	—	—	—	—	200,000	200,000
Senior debt converted into common stock	888,889	88	174,780	—	174,868	—	—
Stock compensation for stock awards to consultants	—	—	23,001	—	23,001	—	—
Stock compensation for restricted stock awards to employees	—	—	956,691	—	956,691	—	—
Issuance of common stock	6,158,000	616	1,511,384	—	1,512,000	—	—
Dividends declared	—	—	(107,420)	—	(107,420)	—	—
Cancellation of restricted stock awards	(1,000,000)	—	12,880	—	12,880	—	—
Fair value adjustment from warrant modification	—	—	58,467	—	58,467	—	—
Net loss	—	—	—	(5,661,932)	(5,661,932)	—	—
Balance, December 31, 2012	102,497,289	$4,599	5,137,507	(9,143,110)	(4,001,004)	1,400,000	$1,400,000

See accompanying notes to financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Statements of Cash Flows

Year ended December 31, 2012 and Period from April 13, 2011 (inception)

to December 31, 2011 and Period from April 13, 2011 (inception) to December 31, 2012

		Period from	Period from
		April 13,	April 13,
		2011	2011
	Year ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(5,661,932)	(3,481,178)	(9,143,110)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	126,672	89,726	216,398
Depreciation of equipment and software	27,147	5,537	32,684
Amortization of debt discounts	510,202	280,138	790,340
Stock awards to outside advisor and consultants	23,001	90,160	113,161
Stock-based compensation expense	969,571	846,830	1,816,401
Changes in operating assets and liabilities:
Trade accounts receivable	(482,707)	(21,385)	(504,092)
Inventories	(142,427)	(40,637)	(183,064)
Contract costs in excess of billings	(100,978)	—	(100,978)
Prepaid expenses and other	259,051	(275,493)	(16,442)
Accounts payable	1,059,677	50,049	1,109,726
Accrued expenses	77,520	202,024	279,544
Accrued wages	545,616	—	545,616
Net cash used in operating activities	(2,789,587)	(2,254,229)	(5,043,816)
Cash flows from investing activities:
Acquisition of intellectual property	—	(400,000)	(400,000)
Purchase of property and equipment	(24,339)	(45,428)	(69,767)
Net cash used in investing activities	(24,339)	(445,428)	(469,767)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	1,025,000	1,073,478	2,098,478
Repayment of short-term debt	(375,000)	—	(375,000)
Proceeds from issuance of common stock	1,377,000	2,068,770	3,445,770
Proceeds from issuance of preferred stock	—	502,552	502,552
Payment of stock issuance costs	—	(58,778)	(58,778)
Payment of dividends	(24,000)	(60,000)	(84,000)
Net cash provided by financing activities	2,003,000	3,526,022	5,529,022
(Decrease) increase in cash and cash equivalents	(810,926)	826,365	15,439
Cash and cash equivalents, beginning of period	826,365	—	—
Cash and cash equivalents, end of period	$15,439	826,365	15,439

See accompanying notes to financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2012

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

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The financial statements have been prepared under Financial Accounting Standards Board Accounting Standards Codification 915, Development Stage Entities. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of December 31, 2012, the Company is a development stage enterprise since the Company has not generated significant revenue from the sale of its products from its inception through the year ended December 31, 2012.

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

December 31, 2012

(d)	Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded a provision of $13,494 and $216 in 2012 and 2011, respectively, to the allowance for doubtful accounts and did not recognize any write-offs in either period. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

Depreciation on equipment and software is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful life of equipment is five years, while the useful lives of each software program is the number of months it is contracted for. Total depreciation for the year ended December 31, 2012 was $27,147 and depreciation for the period from April 13, 2011 (inception) to December 31, 2011 was $5,537, which was recorded as selling, general, and administrative expense.

(i)	Other Assets

Other assets consist of capitalized costs related to the design of graphics associated with the Company’s website.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2012

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

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2012

•	Level 1 inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•	Level 2 inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3 inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

In the ordinary course of business, the Company becomes a party to financial instruments, which primarily consist of cash equivalents, accounts receivable, accounts payable, and other obligations. Based upon their respective maturity and terms, prevailing interest rates, and other pertinent factors, management believes the carrying value of these financial instruments reasonably approximates their fair value as of December 31, 2012 and 2011, respectively.

(o)	Product Warranties

The Company provides a five-year warranty on all of its ballast products. In the event of a warranty claim, the Company will replace the product and reimburse the purchaser $10 per ballast to defray any installation costs. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized.

(3)	Going Concern

As a developmental stage enterprise, the Company is still in the process of developing and sufficiently executing its business plan to sustain financial viability. The Company has sustained operating losses since its inception and has relied primarily on funds raised through the sale of equity securities and from borrowings to fund its operations. The Company did not experience a substantial increase in sales in 2012, and additional financing was needed to fund its operations. As of December 31, 2012 the Company has a working capital deficit of $4,278,730 and stockholders’ deficit of $4,001,004 and has used $5,043,816 of cash in operations from inception to December 31, 2012.

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

The Company’s ability to continue as a going concern is subject to its ability to obtain necessary funding from outside sources, including additional funding from the sale of equity or debt securities and short-term financings, and to increase sales of its products. The Company is presently engaged in discussions with several potential investors in order to raise the additional funds needed to sustain its operations.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2012

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that such additional funding will occur or that the Company can implement its strategic plans.

(4)	Intangible Assets

Intangible assets comprised intellectual property with a gross carrying amount of $1,852,591 at both December 31, 2012 and 2011, that was determined based on the fair value of the consideration given, net of accumulated amortization of $216,398 and $89,726 at December 31, 2012 and 2011, respectively. The intellectual property consists primarily of a patent, which is amortized over a period of approximately 15 years, which represents the estimated useful life of the patent. Estimated annual amortization expense for each of the next five years is approximately $127,000.

(5)	Debt

The GBL Note bears interest at 8% per annum, matures on April 15, 2013, and is secured by all of the Company’s assets, including its intellectual property. The GBL Note had a principal balance of $1,800,000 and a discount of approximately $528,000 recorded in connection with the relative fair value allocation of the GBL Note at the April 15, 2011 initial capitalization date. The discount is recognized as an adjustment to interest expense over the life of the note using a method that approximates the effective-interest method. The GBL Note is automatically converted into shares of redeemable Series A preferred stock on the basis of one share for every $1.00 that the outstanding principal amount of the Gemini Note is reduced by repayment or conversion.

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

The Gemini Note had a principal balance of $1,800,000 and a discount of approximately $408,000 recorded to reflect the fair value adjustment to the Gemini Note in connection with a nonmonetary exchange to acquire the intellectual property from Gemini. The discount is recognized as an adjustment to interest expense over the life of the note using a method that approximates the effective-interest method. In addition, the Gemini Note included warrants to purchase up to 5,000,000 share of common stock. These warrants are described in more detail in note 6.

In April 2012, Gemini converted an aggregate of $200,000 of its $1.8 million convertible debt into common stock of the Company. As a result of the conversion, the Company’s indebtedness to Gemini under its existing promissory note was reduced by $200,000. In addition, the GBL note was automatically converted into shares of redeemable Series A preferred stock on the basis of one share for every $1.00 that the outstanding principal amount of the Gemini note is reduced. The remaining principal under each of these previously issued Gemini and GBL promissory notes is $1.6 million each.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2012

In April 2012, the Company borrowed $75,000 from each of the Company’s affiliates, Gemini and GBL, for a total borrowing of $150,000. The loans bore interest at 12% per annum, matured on October 16, 2012, and were secured by all of the Company’s assets. During October 2012, the loans from Gemini and GBL totaling $150,000 were paid off upon maturity.

In November 2012, the Company borrowed $225,000 from the Company’s affiliate, GBL. The loan bore interest at 12% per annum, matured on February 16, 2013, and was secured by all of the Company’s assets. During December 2012, the loan from GBL totaling $225,000 was repaid.

In October 2012 through December 2012, the Company entered into Purchase agreements with certain accredited investors pursuant to which the Company issued eleven 8% Mandatorily Convertible Notes (Investor Notes) in the aggregate principal amount of $650,000 and an aggregate of 650,000 shares of common stock, $0.0001 par value per share for aggregate proceeds of $650,000. These Notes are subject to a conversion into common stock subject to a mandatory conversion event, as defined in the Purchase agreements. These Notes mature on October 16, 2013 and have a principal balance of $650,000. The common stock was recorded at its fair value of $135,000. A resulting discount to the Notes was recognized as an adjustment to interest expense over the life of the note using a method that approximates the effective-interest method.

Summary of debt as of December 31, 2012 is as follows:

GBL Note	$1,600,000
Gemini Note	1,600,000
Investor Notes	650,000
Less unamortized discounts on above
Notes	(314,011)
$3,535,989

The debt agreements contain various nonfinancial covenants.

(6)	Income Taxes

The recorded income tax expense rate differs from the U.S. federal income tax rate of 34% as a result of nondeductible interest expense and amortization of discounts related to the GBL and Gemini Notes as well as the Company recording a 100% valuation allowance on all of its net temporary deductible differences including net operating loss carryforwards.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2012

The reconciliation between the federal statutory tax rate and the Company’s effective tax rate for the year ended December 31, 2012 and the period from April 13, 2011 (inception) to December 31, 2011 is as follows:

	2012	2011
Federal statutory tax rate	34.00%	34.00%
Increase (reduction) resulting from:
State tax – net of federal tax benefit	4.29	4.29
Change in valuation allowance	(32.79)	(32.90)
Nondeductible expenses	(5.50)	(5.39)
Effective tax	—%	—%

As of December 31, 2012, the Company has estimated that it has approximately $5,963,521 of U.S. federal and state net operating loss carryforwards, which expire beginning 2026, available to offset future taxable income.

The significant components of deferred income taxes as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Provision for bad debts	$5,333	83
Warranty reserve	3,169	683
Stock compensation	712,103	332,047
Net operating loss carryforwards	2,283,433	813,440
Deferred tax assets	3,004,038	1,146,253
Deferred tax liabilities:
Intangible amortization	(2,526)	(1,112)
Deferred tax liabilities	(2,526)	(1,112)
Net deferred tax asset	3,001,512	1,145,141
Valuation allowance	(3,001,512)	(1,145,141)
Net deferred tax asset	$—	—

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $3,001,512 and $1,145,141, respectively. The valuation allowance at December 31, 2012 was primarily related to net operating loss carryforwards that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that, some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of a carryforward periods) and projected future taxable income in making this assessment. Based upon the lack of operating history of the Company, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, including net operating loss carryforwards.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2012

(7)	Stockholders’ Equity

(a)	Common Stock

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

The Company issued 32,500,000 shares of its common stock as part of its $3,000,000 initial capitalization, which capitalization included the issuance of the GBL Note and Series A redeemable preferred stock. The common stock issued was recorded at approximately $1,133,000, which was based on its relative fair value in relation to the fair values of the GBL Note and Series A redeemable preferred stock. Also, during 2011, the Company issued 2,000,000 shares to an outside advisor, 1,350,000 restricted shares to outside consultants, and 56,150,000 restricted shares to employees. The restricted shares granted to outside consultants and employees are further described in note 9. The grant date fair value of the 2,000,000 share stock award to the outside advisor was approximately $70,000 and was recorded in selling, general, and administrative expenses.

In July 2011, the Company circulated a private placement memorandum to offer 12 million shares of its common stock. The shares of common stock were offered at $0.25 per share. As of December 31, 2011, the Company had received subscriptions and issued 4,450,400 shares for proceeds totaling $1,112,600, net of offering costs.

During 2012, the Company issued 6,158,000 shares of common stock totaling $1,512,000. Included in the 6,158,000 shares of common stock are common shares issued as part of the Investor Notes offering in 2012 totaling 650,000 shares. In addition, in connection with the Investor Notes issued during the period from October 2012 through December 2012, certain officers, former officers and affiliates agreed to surrender an aggregate of 1,000,000 shares of common stock granted under the restricted stock compensation plan as described in Note 9. The cancellation of these shares resulted in the acceleration of stock compensation expense of $12,880 in December 2012.

(b)	Common Stock Warrants

In connection with the issuance of the Gemini Note to purchase intellectual property from Gemini, warrants to acquire 5,000,000 shares of common stock were issued. These warrants consist of the following:

•	1,500,000 of the warrants are exercisable at $0.30 per share with a forced exercise once the shares of common stock are trading at $0.60 per share for 15 out of any 20 consecutive trading days.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2012

•	1,500,000 of the warrants are exercisable at $0.40 per share with a forced exercise once the shares of common stock are trading at $0.80 per share for 15 out of any 20 consecutive trading days.

•	2,000,000 of the warrants are exercisable at $0.60 per share with a forced exercise once the shares of common stock are trading at $1.20 per share for 15 out of any 20 consecutive trading days.

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

The warrants were determined to have a fair value of approximately $61,000 and are recorded as a component of stockholders’ equity and as a discount to the Gemini Note that is amortized over its life using a method that approximates the effective-interest method. In 2012, the Company and Gemini agreed to modify the terms of the warrants to lower the exercise price to $0.25 per warrant share. This transaction resulted in an increase in the fair value of the warrants of $58,467 and was recorded as an increase to additional paid-in capital and a discount to the Gemini Note that is amortized over the life of the Note.

(8)	8% Series A Redeemable Preferred Stock

Authorized capital stock includes 8% Series A redeemable preferred stock with a par value of $1.00 per share. The Series A redeemable preferred stock pays a fixed dividend of $0.08 per share, per year, payable monthly and has a liquidation value of $1.00 per share.

In connection with the relative fair value allocation between the common stock and GBL Note issued as part of its initial capitalization, the Company recognized a discount on the 8% Series A redeemable preferred stock of approximately $605,000. As a majority of the Company’s board of directors are employees of GBL’s parent company, the 8% Series A redeemable preferred stock is considered redeemable at the option of the holder and, therefore, is classified outside of permanent equity. In addition, the preferred stock is required to be adjusted to its redemption value as of December 31, 2012, which the Company recorded as an adjustment to additional paid-in capital. As discussed in note 5, $200,000 of the GBL note was converted into $200,000 of the Series A redeemable preferred stock in 2012.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2012

(9)	Stock Compensation Plan

In 2011, the Company adopted a restricted stock compensation plan (the Plan) pursuant to which the Company’s board of directors may grant unvested shares of common stock (stock awards) to officers and key employees and consultants approved by the board of directors. On June 23, 2011, the Company granted 57,500,000 shares of common stock, which represented the maximum aggregate number of common stock that may be issued under the Plan. Included in the 57,500,000 shares that were granted were 1,350,000 shares that were granted to certain consultants in exchange for services provided to the Company, as further discussed in note 7. The grant date fair value of these restricted shares was approximately $61,000. The amount of expense for the restricted shares issued to outside consultants that was recognized during the year ended December 31, 2012 and the period from April 13, 2011 (inception) to December 31, 2011 was approximately $23,000 and $20,000, respectively, and was recorded in selling, general, and administrative expenses.

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

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2012

The Company’s stock awards qualify for classification as equity, and such awards contain no provisions to allow an employee to force cash settlement by the Company. The initial measurement date is the date the stock awards were granted. The fair value of these stock awards is $0.045 per share. The total fair value of shares that were granted to employees and outside consultants will be recognized as compensation expense ratably over the derived service period of the awards. The total amount of compensation expense for the restricted shares awarded to employees that were recognized during the year ended December 31, 2012 and for the period from April 13, 2011 (inception) to December 31, 2011 is approximately $970,000 and $847,000, respectively, and is recorded as selling, general, and administrative expense.

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

At December 31, 2012, there was approximately $727,737 of total unrecognized compensation cost related to the stock awards granted under the Plan.

(10)	Related Parties

On April 15, 2011, the Company entered into an accounting services agreement and a marketing services agreement with IRC – Interstate Realty Corporation (IRC), which is a related party through its ownership interest in the Company. In accordance with this agreement, IRC has agreed to provide:

•	Accounting services

•	Marketing services

The agreements for accounting and marketing services have an initial term of one year, subject to automatic one-year extensions unless the Company or IRC provides written notice of termination. During the year ended December 31, 2012, the Company paid $34,500 to IRC and accrued $31,500 for fees for the accounting and marketing services provided.

The Company has entered into an office space lease agreement with CB Richard Ellis Memphis, LLC, an affiliate of the Company. The office space lease agreement has an initial term of one year, subject to automatic one-year extensions unless the Company or CB Richard Ellis Memphis, LLC provides written notice of termination. During the year ended December 31, 2012, the Company paid $15,000 to CB Richard Ellis Memphis, LLC and accrued $45,000 for fees for the office space provided.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

December 31, 2012

(11)	Statement of Cash Flows

As discussed in note 1, during 2011, the Company was capitalized with $3,000,000 contributed by GBL, which consisted of $2,532,000 in cash and $468,000 in inventory of ballasts. In exchange, the Company issued 32,500,000 shares of common stock, 1,200,000 shares of redeemable Series A preferred stock, and a convertible promissory note in the principal amount of $1,800,000 (GBL Note). The amounts included as cash proceeds from the issuance of the common stock, redeemable Series A preferred stock, and the convertible promissory note in the statement of cash flows represent the allocation of the fair value among these instruments.

As discussed in note 1, during 2011, the Company purchased intellectual property through the issuance of a convertible promissory note in the principal amount of $1,800,000, warrants to purchase up to 5,000,000 shares of common stock, and cash of $400,000.

Interest payments for the year ended December 31, 2012 were approximately $34,848. Interest payments for the period from April 13, 2011 (inception) to December 31, 2011 were approximately $204,000.

(12)	Commitments and Contingencies

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

Signature	Title	Date

/s/ J. Kevin Adams	Chief Executive Officer, President and Director	March 29, 2013
J. Kevin Adams	(Principal Executive Officer)

/s/ William Bethell	Chief Financial Officer and Director (Principal	March 29, 2013
William Bethell	Financial Officer and Principal Accounting Officer)

/s/ Kevin Clarkson	Director	March 29, 2013
Kevin Clarkson

/s/ John H. Lamberson, Jr.	Director	March 29, 2013
John H. Lamberson, Jr.

/s/ Mary F. Sharp	Director	March 29, 2013
Mary F. Sharp

/s/ Peter Weisman	Director	March 29, 2013
Peter Weisman

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 3.2	Bylaws, as amended on October 21, 2011 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.1	Amended and Restated Class A Common Stock Purchase Warrant, dated as of October 21, 2011, and issued to Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.2	Amended and Restated Class B Common Stock Purchase Warrant, dated as of October 21, 2011, and issued to Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.3	Amended and Restated Class C Common Stock Purchase Warrant, dated as of October 21, 2011, and issued to Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.4	Amendment No. 1 to Warrants dated March 28, 2012 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 4.5	Amendment to Warrants dated October 16, 2012 by and between the Company and Gemini Master Fund, Ltd. #

Exhibit 4.6	8% Senior Secured Convertible Note, dated as of April 15, 2011, and issued to Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.7	Amendment No. 1 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of August 29, 2011, and issued to Gemini Master Fund, Ltd (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.8	Amendment No. 2 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of November 28, 2011 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1/A (File No. 333-177526) filed on December 6, 2011)

Exhibit 4.9	Amendment No. 3 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of January 31, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2012)

Exhibit 4.10	Amendment No. 4 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of February 29, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 5, 2012)

Exhibit 4.11	Amendment No. 5 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of March 31, 2012 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 4.12	8% Senior Secured Note, dated as of April 15, 2011, and issued to Green Ballast LLC. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.13	Amendment No. 1 to Green Ballast, Inc., 8% Senior Secured Note, dated as of August 29, 2011, and issued to Green Ballast LLC (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.14	Amendment No. 2 to Green Ballast, Inc., 8% Senior Secured Note, dated as of November 28, 2011 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1/A (File No. 333-177526) filed on December 6, 2011)

Exhibit 4.15	Amendment No. 3 to Green Ballast, Inc., 8% Senior Secured Note, dated as of January 31, 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 3, 2012)

Exhibit 4.16	Amendment No. 4 to Green Ballast, Inc., 8% Senior Secured Note, dated as of February 29, 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 5, 2012)

Exhibit 4.17	Amendment No. 5 to Green Ballast, Inc., 8% Senior Secured Note, dated as of March 31, 2012 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 4.18	Subscription Agreement, dated April 15, 2011, by and between Green Ballast, Inc. and Green Ballast LLC (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.19	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.20	Form of Note issued by the Company to certain accredited investors (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 8, 2012)

Exhibit 10.1	Asset Purchase Agreement, dated as of April 15, 2011, by and between Green Ballast, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.2	Amendment No. 1 to Asset Purchase Agreement, dated as of August 29, 2011, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.3	Amendment No. 2 to Asset Purchase Agreement, dated as of November 28, 2011, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A (File No. 333-177526) filed on December 6, 2011)

Exhibit 10.4	Amendment No. 3 to Asset Purchase Agreement, dated as of January 31, 2012, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2012)

Exhibit 10.5	Amendment No. 4 to Asset Purchase Agreement, dated as of February 29, 2012, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2012)

Exhibit 10.6	Amendment No. 5 to Asset Purchase Agreement, dated as of March 31, 2012, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.7	Security Agreement, dated as of April 15, 2011, among Green Ballast, Inc., Gemini Master Fund, Ltd. and Green Ballast LLC (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.8	Intellectual Property Security Agreement, dated as of April 15, 2011, by Green Ballast, Inc., in favor Gemini Strategies, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.9	Employment Agreement, dated as of June 23, 2011, by and between Green Ballast, Inc. and J. Kevin Adams (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011) *

Exhibit 10.10	Employment Agreement, dated as of June 23, 2011, by and between Green Ballast, Inc. and Daniel L. Brown (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011) *

Exhibit 10.11	Employment Agreement, dated as of June 23, 2011, by and between Green Ballast, Inc. and William Bethell (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011) *

Exhibit 10.12	Employment Agreement, dated as of June 23, 2011, by and between Green Ballast, Inc. and Kevin Clarkson (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011) *

Exhibit 10.13	2011 Restricted Stock Plan, dated as of April 15, 2011 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011) *

Exhibit 10.14	Form of Restricted Stock Award under 2011 Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011) *

Exhibit 10.15	Accounting Services Agreement, dated as of April 15, 2011, between Green Ballast, Inc., and IRC - Interstate Realty Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.16	Marketing Services Agreement, dated as of April 15, 2011, between Green Ballast, Inc., and IRC - Interstate Realty Corporation (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.17	Agreement of Sublease, dated as of April 15, 2011, between Green Ballast, Inc., and CB Richard Ellis Memphis, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.18	Lock-Up and Resale Restriction Agreement dated March 28, 2012 between Green Ballast, Inc., and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.19	Lock-Up and Resale Restriction Agreement dated March 28, 2012 between Green Ballast, Inc., and GB Solutions, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.20	Lock-Up and Resale Restriction Agreement dated March 28, 2012 between Green Ballast, Inc., and J. Kevin Adams (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.21	Lock-Up and Resale Restriction Agreement dated March 28, 2012 between Green Ballast, Inc., and William Bethell (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.22	Lock-Up and Resale Restriction Agreement dated March 28, 2012 between Green Ballast, Inc., and Daniel Brown (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.23	Loan Agreement dated April 16, 2012, between Green Ballast, Inc., Gemini Master Fund Ltd. and Green Ballast LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2012)

Exhibit 10.24	12% Senior Secured Note dated April 16, 2012, issued to Green Ballast LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2012)

Exhibit 10.25	Amendment No. 1 to Green Ballast, Inc. 12% Senior Secured Note, issued to Green Ballast LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2012)

Exhibit 10.26	12% Senior Secured Note dated April 16, 2012, issued to Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 19, 2012)

Exhibit 10.27	Amendment No. 1 to Green Ballast, Inc. 12% Senior Secured Note, issued to Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2012)

Exhibit 10.28	Stock Surrender Agreement, dated as of October 16, 2012, by and among the Company, J. Kevin Adams, William Bethell, Daniel L. Brown and the Adams Family Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 22, 2012)

Exhibit 10.29	Form of Purchase Agreement by and between the Company and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2012)

Exhibit 10.30	12% Senior Unsecured Note dated November 27, 2012, issued to Green Ballast LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 3, 2012)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 #

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 #

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #

101.INS	XBRL Instance Document #

101.SCH	XBRL Taxonomy Extension Schema Document #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document #

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document #

101.LAB	XBRL Taxonomy Extension Label Linkbase Document #

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document #

*	Management contract or compensatory plan arrangement
#	Filed herewith