Form 10-K/A
period 2012-12-31
Green Ballast, Inc.
filed 2013-04-30
CIK 1526543

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable

As of April 29, 2013, there were 102,522,289 shares of common stock outstanding.

Documents Incorporated by Reference. None

Explanatory Note

Green Ballast, Inc. (the “Company”, “we”, “us” or “our”) is filing this Amendment No.1 on Form 10-K/A (this “Amendment”) to amend our annual report on Form 10-K for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on April 1, 2013 (the “Original Filing”), to include the information required by Items 10 through Item 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our proxy statement into Part III of the Original Filing is hereby deleted.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following sets forth information with respect to our executive officers and directors as of April 29, 2013. Each of the directors is elected to serve until the next election of directors at a meeting of the stockholders. Their respective backgrounds are described below.

NAME	AGE	POSITION
J. Kevin Adams	52	Chief Executive Officer/President/Director
William Bethell	56	Chief Financial Officer/Treasurer/Director
Kevin Clarkson	49	Executive Vice President-Product Development/Director
Mary F. Sharp	63	Secretary/Director
John H. Lamberson, Jr.	43	Director
Peter J. Weisman	47	Director

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

Non- Employee Directors

Mary F. Sharp has been a director since April 2011. Since 2005, Ms. Sharp has been the Chief Operating Officer of CB Richard Ellis Memphis, LLC. Ms. Sharp oversees the asset services division of CB Richard Ellis Memphis, LLC and the company’s business operations, including business planning, human resources, and marketing. Ms. Sharp serves as a member of the Executive Committee of the MidSouth Chapter of the American Red Cross, a member of the Board of Directors of Memphis Commercial Real Estate Women, and a member of the Institute of Real Estate Management and the Building Owners and Managers Association. Ms. Sharp has also served as an adjunct professor at the Fogelman College of Business and Economics at the University of Memphis and is President of IRC-Interstate Realty Corporation. Ms. Sharp received her Bachelor of Business Administration in Finance and her Master of Business Administration from the University of Memphis. We believe Ms. Sharp is qualified to serve on our board of directors because of her knowledge and experience in business planning and marketing.

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

Audit Committee

The entire Board of Directors serves as the Audit Committee of the Company. The Board has determined that Mr. Bethell is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

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

To our knowledge, based solely on review of the copies of such reports furnished us and representations that no other reports were required, during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our directors, executive officers, and beneficial owners of more than 10% of our common stock were completed on a timely basis.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth summary compensation information, for the individuals serving as our principal executive officer and our other two most highly compensated executive officers, each of whom is a named executive officer.

Name and Principal Position	Year	Salary		Bonus	Stock Awards (1)	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total Compensation

J. Kevin Adams	2012	$225,000	(3)	—	—	—	—	—	$137	$225,137
President and Chief	2011	$131,250		—	$742,487	—	—	—	—	$873,737
Executive Officer

William Bethell	2012	$225,000	(4)	—	—	—	—	—	$137	$225,137
Chief Financial Officer	2011	$131,250		—	$742,487	—	—	—	—	$873,737
Treasurer

Daniel L. Brown(5)	2012	$87,500		—	—	—	—	—	$137	$87,637
Former Chief	2011	$131,250		—	$697,527	—	—	—	—	$828,777
Operating Officer

(1)	The amounts in the Stock Awards column represent grant date fair value computed in accordance with FASB ASC Topic 718. Stock Awards consist of restricted stock issued under the 2011 Restricted Stock Plan. The grant date fair value per share is equal to $0.045 per share. See note 9 to our Financial Statements contained in our Annual Report on Form 10-K for a discussion of assumptions used to determine fair value of Stock Awards.

(2)	Represents premiums for life and accidental death insurance that we paid on behalf of the named executive officer.

(3)	During 2012, Mr. Adams deferred a portion of his salary and was paid $65,625 for the year.

(4)	During 2012, Mr. Bethell deferred a portion of his salary and was paid $65,625 for the year.

(5)	Daniel L. Brown resigned as Chief Operating Officer on July 15, 2012.

Outstanding Equity Awards

The table below sets forth information regarding the outstanding equity awards held by our named executive officers at December 31, 2012.

	Stock Awards
Name	Number of Shares of Stock that Have Not Vested	Market Value of Shares of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have not Vested(1)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that Have Not Vested(2)
J. Kevin Adams	—	—	10,999,800	(3)	$2,749,950

William Bethell	—	—	10,999,800	(4)	$2,749,950

Daniel L. Brown	—	—	10,333,733	(5)	$2,583,433

(1)	These shares vest in accordance with the Restricted Stock Plan and the respective stock award agreement for each named executive officer. See “Executive Compensation - Restricted Stock Plan” for a description of the vesting conditions.

(2)	Shares of our common stock were not traded on any market at December 31, 2012. As such, the closing market price of our common stock cannot be used at this time to compute the market value of the unvested shares. We believe the market price of the unvested shares is $0.25 per share based on the last offering price of shares of our common stock sold to our stockholders in a private offering.

(3)	Mr. Adams has assigned all of his unvested shares to the Adams Family Limited Partnership. Mr. Adams’ wife is the general partner and Mr. Adams is a limited partner of the Adams Family Limited Partnership.

(4)	Mr. Bethell has assigned all of his unvested shares to the Bethell Family Limited Partnership. Mr. Bethell is the general partner of the Bethell Family Limited Partnership.

(5)	Mr. Brown has assigned all of his unvested shares to the Brown Family Limited Partnership. Mr. Brown’s wife is the general partner and Mr. Brown is a limited partner of the Brown Family Limited Partnership.

Executive Employment Agreements

We have entered into employment agreements with our Chief Executive Officer and Chief Financial Officer each of whom is a named executive officer. The following are descriptions of these employment agreements.

J. Kevin Adams. On June 23, 2011, we entered into an employment agreement with J. Kevin Adams in connection with Mr. Adams’ employment as Chief Executive Officer. The employment agreement runs until March 31, 2014 with automatic renewals thereafter for terms of one year each. Mr. Adams received a base salary of $131,250 for fiscal year end 2011 and $225,000 for fiscal year end 2012. Mr. Adams will receive a base salary of $250,000 for fiscal year end 2013, and $275,000 for fiscal year end 2014. Mr. Adams was issued 16,499,700 restricted shares which are to vest and become unrestricted in accordance with the terms of Mr. Adams’ Restricted Stock Award Agreement and our 2011 Restricted Stock Plan described below.

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

No bonuses were paid during fiscal year 2012.

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

William Bethell. On June 23, 2011, we entered into an employment agreement with William Bethell in connection with Mr. Bethell’s employment as Chief Financial Officer. The employment agreement runs until March 31, 2014 with automatic renewals thereafter for terms of one year each. Mr. Bethell received a base salary of $131,250 for fiscal year end 2011. Mr. Bethell will receive a base salary of $225,000 for fiscal year end 2012, $250,000 for fiscal year end 2013, and $275,000 for fiscal year end 2014. Mr. Bethell was issued 16,499,700 restricted shares which are to vest and become unrestricted in accordance with the terms of Mr. Bethell’s Restricted Stock Award Agreement and our 2011 Restricted Stock Plan described below.

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

No bonuses were paid during fiscal year 2012.

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

The table below sets forth information, as of April 29, 2013, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of our common stock by (1) each of our directors, (2) each of our named executive officers, (3) each person or group of persons known to us to be the beneficial owner of 5% or more of our outstanding common stock, and (4) all of our directors and executive officers as a group.

The persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them, unless otherwise noted. Percentage of ownership is based on 102,522,289 shares of common stock outstanding on April 29, 2013.

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

	No. of		Percent
Name of Beneficial Owner:	Shares		of Class
5% Stockholders
Gemini Master Fund, Ltd.	11,144,318	(1)	9.9%
IRC - Interstate Realty Corporation	20,437,500	(2)	19.9%

Directors and Officers
J. Kevin Adams	24,609,450	(3)(4)	24.0%
Daniel L. Brown	15,134,600	(3)(5)	14.8%
William Bethell	16,166,700	(3)(6)	15.8%
Kevin Clarkson	3,609,375	(3)(7)	3.5%
John H. Lamberson, Jr.	40,000		*
Mary F. Sharp	-		-
Peter J. Weisman	2,000,000	(8)	2.0%
All executive officers and directors as a group (7 persons)	62,593,125		60.0%

*	Less than 1%

(1)	Includes (i) 8,000,000 shares of common stock issuable upon conversion of a convertible note, of which as of the date of this report, 888,889 shares were issued upon conversion, and (ii) 5,000,000 shares of common stock issuable upon exercise of warrants; however, since the terms of the convertible note and warrants provide that the holder thereof may not so convert or exercise to the extent it would cause the holder to beneficially own in excess of 9.9% of our outstanding shares of common stock, the holder beneficially owns 11,144,318 shares of common stock on the date of this report. Gemini Master Fund, Ltd. has the right to raise or waive the beneficial ownership limitation upon 61 days prior written notice to us. Gemini Strategies, LLC is the investment manager of Gemini Master Fund, Ltd., and Steven Winters is the sole managing member of Gemini Strategies, LLC. Each of Gemini Strategies, LLC and Steven Winters expressly disclaims any equitable or beneficial ownership of such securities. The address of Gemini Master Fund, Ltd. is c/o Gemini Strategies, LLC, 619 South Vulcan, Suite 203, Encinitas, California 92024.

(2)	All shares are owned by Green Ballast LLC, a Tennessee limited liability company of which IRC – Interstate Realty Corporation is the managing member. J. Kevin Adams is the Chairman and CEO of IRC – Interstate Realty Corporation and disclaims beneficial ownership of the shares.

(3)	Except as disclosed in note 4 and note 7 below, shares beneficially owned by Messrs. Adams, Bethell, Brown and Clarkson, as well as shares beneficially owned by all other officers receiving common stock pursuant to stock award agreements, are restricted stock subject to the 2011 Restricted Stock Plan. These shares vest in accordance with the plan and the stock award agreements. See “Executive Compensation – Restricted Stock Plan” for a description of the vesting conditions.

(4)	The amount includes 24,609,450 shares held by the Adams Family Limited Partnership, of which Mr. Adams’ spouse, Sara E. Adams, is the general partner. As such, Mr. Adams may be deemed to be the beneficial owner of these shares. These shares are restricted stock subject to the 2011 Restricted Stock Plan and Mr. Adams’ stock award agreement.

(5)	The Brown Family Limited Partnership holds 11,625,450 shares. Mr. Brown’s spouse, Rosalyn Brown, is the general partner of the Brown Family Limited Partnership. As such, Mr. Brown may be deemed to be the beneficial owner of the 11,625,450 shares. Mr. Brown also directly owns 3,509,150 shares.

(6)	The Bethell Family Limited Partnership, of which Mr. Bethell is the general partner, holds 14,849,730 shares. As such, Mr. Bethell may be deemed to be the beneficial owner of the 14,849,730 shares. Mr. Bethell also directly owns 1,316,970 shares.

(7)	The amount includes 3,609,375 shares held by Kevin Clarkson. These shares are restricted stock subject to the 2011 Restricted Stock Plan and Mr. Clarkson’s stock award agreement.

(8)	All shares are owned by GB Solutions, LLC, an entity controlled by Mr. Weisman.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The note issued to GBL (the “GBL Note”) is automatically converted into shares of our Series A preferred stock under the conditions described below. It bears interest at 8% per annum, matures on July 15, 2013 (if it is not converted), and is secured by all of our assets, including our intellectual property. On April 13, 2012, the principal amount of the note was reduced to $1,600,000 upon the automatic conversion of $200,000 into 200,000 shares of our Series A preferred stock. As of April 29, 2013, we had incurred interest expense of $280,670 on the note, of which we paid $126,000.

We paid IRC $4,500 per month for marketing services and $7,000 per month for accounting services through March 31, 2012. The marketing services agreement has terminated and, as of April 1, 2012, the monthly payment for accounting services has been reduced to $3,500 per month, which we have paid through March 31, 2012. We also paid IRC a one-time setup fee of $12,500 for accounting services. We sublease our principal offices from CB Richard Ellis Memphis, LLC for $5,000 per month, which we have paid through March 31, 2012. We have accrued the unpaid amounts for accounting services and rent as an accounts payable. Our Chief Executive Officer, J. Kevin Adams is the chief executive officer of CB Richard Ellis Memphis, LLC. We believe the terms and amounts being paid for these services and for our subleased offices are no less favorable than the terms we could have obtained from unaffiliated third parties.

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

Loan Agreement

On April 16, 2012, we entered into a loan agreement with Gemini and GBL pursuant to which we issued promissory notes to each of Gemini and GBL (collectively, the “Short-Term Notes”). We may draw up to $150,000 under each Short-Term Note. In total, received $75,000 from each of Gemini and GBL under the Short-Term Notes. The Short-Term Notes bore interest at 12% per annum, originally matured on July 16, 2012, and were secured by all of our assets. The maturity of the Short-Term Notes was extended to October 16, 2012 and were paid off in full on October 16, 2012. In total, we paid $9,000 in interest on the Short-Term Notes.

Director Independence

Our common stock is quoted on the OTCQB, which does not require director independence requirements. However, for purposes of determining director independence, we have applied the definitions set forth in NASDAQ Rule 5605(a)(2) which state, generally, that a director is not considered to be independent if he or she is, or at any time during the past three years was, an employee of the company; or if he or she (or his or her family member) accepted compensation from the company in excess of $120,000 during any twelve month period within the three years preceding the determination of independence. We have determined that Ms. Sharp, Mr. Lamberson and Mr. Weisman are “independent” as defined under NASDAQ Rule 5605(a)(2) and the related rules of the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

During the fiscal year ended December 31, 2012, fees for services provided by KPMG LLP, our independent registered public accounting firm, were as follows:

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2012
Audit Fees	$152,000	$120,000
Tax Fees	$12,000	$18,000
Total	$164,000	$138,000

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

Date: April 30, 2013

Green Ballast, Inc.

By:	/s/ J. Kevin Adams
J. Kevin Adams
Chief Executive Officer and President

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 #

Exhibit 31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 #

#	Filed herewith.

