Form 10-Q
period 2013-03-31
Green Ballast, Inc.
filed 2013-05-15
CIK 1526543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Condensed Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$57,585	15,439
Trade accounts receivable, net	245,167	504,092
Inventories	663,978	651,064
Contract costs in excess of billings	79,000	100,978
Prepaid expenses and other	31,761	11,992

Total current assets	1,077,491	1,283,565

Equipment and software, net	27,232	37,083

Intangible assets, net	1,604,525	1,636,193
Other assets	4,450	4,450
Total assets	$2,713,698	2,961,291
Liabilities, Temporary Equity, and Permanent Deficit
Current liabilities:
Current maturities of debt	$3,868,520	3,535,989
Accounts payable and accrued expenses	1,701,524	1,389,270
Accrued wages	699,161	545,616
Dividends payable	119,419	91,420
Total current liabilities	6,388,624	5,562,295
Long term debt	—	—
Total liabilities	6,388,624	5,562,295

Temporary equity:
Redeemable preferred stock, $1.00 par value:
Authorized 5,000,000 shares:
3,000,000 shares designated as Series A; issued and outstanding
1,400,000 shares at March 31, 2013 and December 31, 2012	1,400,000	1,400,000

Permanent deficit:
Common stock, $0.0001 par value. Authorized 245,000,000 shares;
issued and outstanding 102,522,289 shares and 102,497,289 shares
at March 31, 2013 and December 31, 2012, respectively	4,602	4,599
Additional paid-in capital	5,275,737	5,137,507
Deficit accumulated during the development stage	(10,355,265)	(9,143,110)

Total permanent deficit	(5,074,926)	(4,001,004)
Total liabilities, temporary equity, and permanent deficit	$2,713,698	2,961,291

See accompanying notes to condensed unaudited financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Condensed Statements of Operations

(Unaudited)

			For the period
			from April 13,
	For the three	For the three	2011
	months ended	months ended	(inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013
Net sales	$233,351	31,492	1,262,319
Cost of sales	71,564	18,469	1,201,267
Gross profit	161,787	13,023	61,052
Selling, general, and administrative expenses	1,081,187	1,463,130	9,026,630
Loss from operations	(919,400)	(1,450,107)	(8,965,578)
Interest expense, net	(292,755)	(182,325)	(1,560,568)
Net loss	$(1,212,155)	(1,632,432)	(10,355,265)
Net loss per share - Basic and diluted	(0.01)	(0.02)	(0.11)
Weighted average common shares outstanding:
Basic and diluted	102,513,956	96,939,733	97,804,045

See accompanying notes to condensed unaudited financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Condensed Statement of Stockholders’ Deficit

For the period from April 13, 2011 (inception) to March 31, 2013

(Unaudited)

	Permanent deficit					Temporary equity
				Deficit
				accumulated
				during the	Total	Redeemable preferred stock
	Common stock		Additional	development	permanent	Series A
	Shares	Amount	paid-in capital	stage	deficit	Shares	Amount
Initial capitalization	32,500,000	$3,250	1,129,416	—	1,132,666	1,200,000	$595,441
Issuance of warrants in connection with Gemini note	—	—	60,500	—	60,500	—	—
Stock awards to an advisor and consultants	3,350,000	200	90,160	—	90,360	—	—
Restricted stock awards to employees	56,150,000	—	846,830	—	846,830	—	—
Issuance of common stock	4,450,400	445	1,053,377	—	1,053,822	—	—
Adjustment to redemption value	—	—	(604,559)	—	(604,559)	—	604,559
Dividends declared	—	—	(68,000)	—	(68,000)	—	—
Net loss	—	—	—	(3,481,178)	(3,481,178)	—	—

Balance, December 31, 2011	96,450,400	3,895	2,507,724	(3,481,178)	(969,559)	1,200,000	1,200,000
Senior debt converted into preferred stock	—	—	—	—	—	200,000	200,000
Senior debt converted into common stock	888,889	88	174,780	—	174,868	—	—
Stock compensation for stock awards to consultants	—	—	23,001	—	23,001	—	—
Stock compensation for restricted stock awards to employees	—	—	956,691	—	956,691	—	—
Issuance of common stock	6,158,000	616	1,511,384	—	1,512,000	—	—
Dividends declared	—	—	(107,420)	—	(107,420)	—	—
Cancellation of restricted stock awards	(1,000,000)	—	12,880	—	12,880	—	—
Fair value adjustment from warrant modification	—	—	58,467	—	58,467	—	—
Net loss	—	—	—	(5,661,932)	(5,661,932)	—	—

Balance, December 31, 2012	102,497,289	$4,599	5,137,507	(9,143,110)	(4,001,004)	1,400,000	$1,400,000
Stock compensation for stock awards to consultants	—	—	3,852	—	3,852	—	—
Stock compensation for restricted stock awards to employees	—	—	157,360	—	157,360	—	—
Issuances of common stock	25,000	3	5,017	—	5,020
Dividends declared	—	—	(27,999)	—	(27,999)	—	—
Net loss	—	—	—	(1,212,155)	(1,212,155)	—	—

Balance, March 31, 2013	102,522,289	$4,602	5,275,737	(10,355,265)	(5,074,926)	1,400,000	$1,400,000

See accompanying notes to condensed unaudited financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Condensed Statement of Cash Flows

(Unaudited)

			For the period
			from April 13,
	For the three	For the three	2011
	months ended	months ended	(inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(1,212,155)	(1,632,432)	(10,355,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	31,668	31,668	248,066
Depreciation of equipment and software	9,851	7,612	42,535
Amortization of debt discounts	212,551	111,131	1,001,775

Stock awards to outside advisor and consultants	3,852	10,179	117,013
Stock-based compensation expense	157,360	423,414	1,973,761
Changes in operating assets and liabilities:
Trade accounts receivable	258,925	11,999	(245,167)
Inventories	(12,914)	(249,472)	36,572
Contract costs in excess of billings	21,978	—	(79,000)
Prepaid expenses and other	(19,769)	259,228	(36,211)
Accounts payable and accrued expenses	312,254	(48,821)	2,340,132
Accrued wages	153,545	—	153,545

Net cash used in operating activities	(82,854)	(1,075,494)	(5,126,670)

Cash flows from investing activities:
Acquisition of intellectual property	—	—	(400,000)
Purchase of property and equipment	—	(10,897)	(69,767)

Net cash used in investing activities	—	(10,897)	(469,767)

Cash flows from financing activities:
Proceeds from issuance of short-term debt	125,000	—	2,223,478
Repayment of short-term debt	—	367,000	(375,000)
Proceeds from issuance of common stock	—	—	3,445,770
Proceeds from issuance of preferred stock	—	—	502,552
Payment of stock issuance costs	—	—	(58,778)
Payment of dividends	—	(24,000)	(84,000)

Net cash provided by financing activities	125,000	343,000	5,654,022

(Decrease) increase in cash and cash equivalents	42,146	(743,391)	57,585

Cash and cash equivalents, beginning of period	15,439	826,365	—
Cash and cash equivalents, end of period	$57,585	82,974	57,585

See accompanying notes to condensed unaudited financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Condensed Unaudited Financial Statements

March 31, 2013

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

In the opinion of management, these condensed unaudited financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at March 31, 2013 and December 31 2012, the results of operations for the three months ended March 31, 2013, the three months ended March 31, 2012, and for the period from inception of April 13, 2011 to March 31, 2013, the cash flows for the three months ended March 31, 2013 and March 31, 2012 and for the period from inception of April 12, 2011 to March 31, 2013, and the statement of stockholders’ deficit for the period from inception of April 13, 2011 to March 31, 2013.

Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to certain rules and regulations of the Securities and Exchange Commission. These condensed unaudited financial statements should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

(Continued)

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Condensed Unaudited Financial Statements

March 31, 2013

The condensed unaudited financial statements have been prepared under Financial Accounting Standards Board Accounting Standards Codification 915, Development Stage Entities. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of March 31, 2013, the Company is a development stage enterprise since the Company has not generated significant revenue from the sale of its products from its inception on April 13, 2011 through March 31, 2013. The Company has principally been devoted to developing the next generation of ballasts, raising product awareness, and raising capital.

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

The Company is in the development stage, has a working capital deficit and stockholders’ deficit of $5,311,133 and $5,074,926, respectively, as of March 31, 2013, and has used $5,126,670 of cash in operations from inception. The Company has sustained operating losses since its inception. As a developmental stage enterprise, the Company is still in the process of developing and sufficiently executing its business plan to sustain financial viability. As a result, the Company may not have sufficient liquidity to meet its debt service requirements or to satisfy other financial obligations as they come due over the next 12 months. These issues raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Condensed Unaudited Financial Statements

March 31, 2013

During 2012, the Company issued 6,158,000 shares of common stock totaling $1,512,000. Included in the 6,158,000 shares of common stock are common shares issued as part of the Investor Notes offering in 2012 totaling 650,000 shares. In addition, in connection with the Investor Notes issued during the period from October 2012 through December 2012, certain officers, former officers and affiliates agreed to surrender an aggregate of 1,000,000 shares of common stock granted under the restricted stock compensation plan. The cancellation of these shares resulted in the acceleration of stock compensation of $12,880 in December 2012

During the first three months of 2013, the Company issued 25,000 shares of common stock as part of the Investor Note offering of $25,000 in January 2013 as further described in Note 5.

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

In October 2012 through December 2012, the Company entered into purchase agreements with certain accredited investors pursuant to which the Company issued eleven 8% Mandatorily Convertible Notes (Investor Notes) in the aggregate principal amount of $650,000 and an aggregate of 650,000 shares of common stock, $0.0001 par value per share for aggregate proceeds of $650,000. These Notes are subject to a conversion into common stock subject to a mandatory conversion event, as defined in the purchase agreements. These Investor Notes mature on October 16, 2013 and have a principal balance of $650,000. The common stock was recorded at its fair value of $135,000. A resulting discount to the Investor Notes was recognized as an adjustment to interest expense over the life of the notes using a method that approximates the effective-interest method.

In January 2013, the Company entered into a purchase agreement with an accredited investor pursuant to which the Company issued an 8% Mandatorily Convertible Note in the aggregate principal amount of $25,000 and an aggregate of 25,000 shares of common stock, $0.0001 par value per share for aggregate proceeds of $25,000. This Investor Note is subject to a conversion into common stock subject to a mandatory conversion event, as defined in the purchase agreement. This Note matures on October 16, 2013 and has a principal balance of $25,000. The common stock was recorded at its fair value of $5,020. A resulting discount to the Investor Note was recognized as an adjustment to interest expense over the life of the note using a method that approximates the effective-interest method.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Condensed Unaudited Financial Statements

March 31, 2013

A resulting discount to the Investor Note was recognized as an adjustment to interest expense over the life of the note using a method that approximates the effective-interest method.

In March 2013, the Company borrowed $100,000 from an employee of the Company. The loan bears interest at 12% per annum, matures on May 22, 2013, and is secured by a portion of the Company’s outstanding receivables.

(1)	Subsequent Events

As of March 31, 2013, the Company had convertible debt of $1.6 million outstanding to Gemini and $1.6 million outstanding to GBL with a maturity date of April 15, 2013. During April 2013, the Company amended this convertible debt by extending the maturity dates to July 15, 2013.

Management has performed an evaluation of the Company’s activities through the time of filing of this Quarterly Report on Form 10-Q and has concluded that, other than the amendment to the convertible debt discussed above, there are no significant subsequent events requiring recognition or disclosure in these financial statements.

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

Results of Operations

Since our inception on April 13, 2011, we have focused our efforts on building our business operations and making further refinements and developments to our technology. We have not generated any significant revenues and have used cash realized from our initial capitalization, borrowings and from our recent private offerings to fund our operating expenses. For the three months ended March 31, 2013, we generated a net loss of $1,212,155. During this period, our net sales were $233,351, cost of sales were $71,564 and our gross profit was $161,787. Our net sales continue to be negatively impacted by our decision to modify our sales strategy to focus on end-users. We determined that these customers present us with greater potential for long-term growth and product sales as these customers have more access to space in which to install our products. As a result of our shift in strategy, it will take more time to penetrate these markets and generate product sales. We have been encouraged by our progress during the first quarter of 2013.

Our selling, general and administrative expenses were $1,081,187, resulting in our operating loss of $919,400. These expenses included $161,211 of compensation expense related to our restricted stock awards to employees and consultants, $6,976 of product development expenses, $40,274 of employee benefits and taxes, $41,520 of amortization of intangibles and depreciation expenses, and $972,892 of general and administrative expenses. At March 31, 2013, we had approximately $1,125,506 of total unrecognized compensation costs related to stock awards granted under our Restricted Stock Plan. We recognize a portion of these costs ratably over a service period of between 10-35 months.

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $57,585 and working capital deficit of $5,311,133. Since our inception, we have financed operations through issuance of debt and sales of equity securities. For the three months ended March 31, 2013, we used $82,854 of cash for operations. Net cash provided by financing activities totaled $125,000 during the three months ended March 31, 2013. We generated this net cash from proceeds received from the issuing of short term debt and common stock. Our fixed charges for the next twelve months are interest expense of $74,667 and dividend payments on our redeemable preferred stock of $32,667.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial conditions, results of operations, liquidity, capital expenditures or capital resources.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are not aware of any legal proceedings ongoing, pending, or threatened, which are expected to have a material adverse effect on our business or financial condition.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between October 16, 2012 and January 31, 2013, we raised $675,000 in cash through the issuance of our 8% Mandatorily Convertible Notes in the aggregate principal amount of $675,000 and 675,000 shares of our common stock (for an aggregate offering price of $140,000) to accredited investors in connection with a private offering.

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

#          Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2013

Green Ballast, Inc.

By:	/s/ J. Kevin Adams
J. Kevin Adams
Chief Executive Officer and President

By:	/s/ William H. Bethell
William H. Bethell
Chief Financial Officer

