Form 10-Q
period 2013-06-30
Green Ballast, Inc.
filed 2013-08-14
CIK 1526543

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  (Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 6, 2013, there were 102,522,289 shares of common stock outstanding.

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

These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those expected. The reader should not place undue reliance on forward-looking statements. It is very difficult to predict the impact of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. These factors include, but are not limited to: our future financial performance, including our revenue, cost of revenue, operating expenses and ability to achieve and maintain profitability; our ability to market, commercialize and achieve market acceptance for our daylight harvesting ballasts, wireless programmable ballasts or any other product candidates or products that we may develop; our ability to innovate and keep pace with changes in technology; the success of our marketing and business development efforts; our ability to maintain, protect and enhance our intellectual property; the effects of increased competition in our market; our ability to effectively manage our growth and successfully enter new markets; and the attraction and retention of qualified employees and key personnel.

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$91,475	15,439
Trade accounts receivable, net	202,627	504,092
Inventories	528,421	651,064
Contract costs in excess of billings	18,120	100,978
Prepaid expenses and other	31,766	11,992
Total current assets	872,409	1,283,565
Equipment and software, net	28,654	37,083
Intangible assets, net	1,572,857	1,636,193
Other assets	4,450	4,450
Total assets	$2,478,370	2,961,291
Liabilities, Temporary Equity, and Permanent Deficit
Current liabilities:
Current maturities of debt	$3,875,923	3,535,989
Accounts payable and accrued expenses	1,822,767	1,389,270
Accrued wages	301,918	545,616
Dividends payable	147,418	91,420
Total current liabilities	6,148,026	5,562,295
Long term debt		—
Total liabilities	6,148,026	5,562,295
Temporary equity:
Redeemable preferred stock, $1.00 par value:
Authorized 5,000,000 shares:
3,000,000 shares designated as Series A; issued and outstanding
1,400,000 shares at June 30, 2013 and December 31, 2012	1,400,000	1,400,000
Permanent deficit:
Common stock, $0.0001 par value. Authorized 245,000,000 shares;
issued and outstanding 102,522,289 shares and 102,497,289 shares
at June 30, 2013 and December 31, 2012, respectively	4,602	4,599
Additional paid-in capital	6,172,275	5,137,507
Deficit accumulated during the development stage	(11,246,533)	(9,143,110)
Total permanent deficit	(5,069,656)	(4,001,004)
Total liabilities, temporary equity, and permanent deficit	$2,478,370	2,961,291

See accompanying notes to condensed unaudited financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Condensed Statements of Operations

(Unaudited)

					For the period
					from April 13,
	For the three	For the three	For the six	For the six	2011
	months ended	months ended	months ended	months ended	(inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013
Net sales	$462,686	55,859	696,037	87,351	1,725,005
Cost of sales	335,385	26,443	406,949	44,912	1,304,102
Gross profit	127,301	29,416	289,088	42,439	420,903
Selling, general, and administrative expenses	874,975	1,283,408	1,956,162	2,746,538	9,962,157
Loss from operations	(747,674)	(1,253,992)	(1,667,074)	(2,704,099)	(9,541,254)
Interest expense, net	(143,594)	(210,011)	(436,349)	(392,336)	(1,705,279)
Net loss	$(891,268)	(1,464,003)	(2,103,423)	(3,096,435)	(11,246,533)
Net loss per share - Basic and diluted	(0.01)	(0.01)	(0.02)	(0.03)	(0.11)
Weighted average common shares outstanding:
Basic and diluted	102,522,289	99,760,067	102,518,122	98,358,781	98,328,294

See accompanying notes to condensed unaudited financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Condensed Statement of Stockholders’ Deficit

For the period from April 13, 2011 (inception) to June 30, 2013

(Unaudited)

	Permanent deficit					Temporary equity
				Deficit
				accumulated
				during the	Total	Redeemable preferred stock
	Common stock		Additional	development	permanent	Series A
	Shares	Amount	paid-in capital	stage	deficit	Shares	Amount
Initial capitalization	32,500,000	$3,250	1,129,416	—	1,132,666	1,200,000	$595,441
Issuance of warrants in connection with Gemini note	—	—	60,500	—	60,500	—	—
Stock awards to an advisor and consultants	3,350,000	200	90,160	—	90,360	—	—
Restricted stock awards to employees	56,150,000	—	846,830	—	846,830	—	—
Issuance of common stock	4,450,400	445	1,053,377	—	1,053,822	—	—
Adjustment to redemption value	—	—	(604,559)	—	(604,559)	—	604,559
Dividends declared	—	—	(68,000)	—	(68,000)	—	—
Net loss	—	—	—	(3,481,178)	(3,481,178)	—	—
Balance, December 31, 2011	96,450,400	3,895	2,507,724	(3,481,178)	(969,559)	1,200,000	1,200,000
Senior debt converted into preferred stock	—	—	—	—	—	200,000	200,000
Senior debt converted into common stock	888,889	88	174,780	—	174,868	—	—
Stock compensation for stock awards to consultants	—	—	23,001	—	23,001	—	—
Stock compensation for restricted stock awards to employees	—	—	956,691	—	956,691	—	—
Issuance of common stock	6,158,000	616	1,511,384	—	1,512,000	—	—
Dividends declared	—	—	(107,420)	—	(107,420)	—	—
Cancellation of restricted stock awards	(1,000,000)	—	12,880	—	12,880	—	—
Fair value adjustment from warrant modification	—	—	58,467	—	58,467	—	—
Net loss	—	—	—	(5,661,932)	(5,661,932)	—	—
Balance, December 31, 2012	102,497,289	$4,599	5,137,507	(9,143,110)	(4,001,004)	1,400,000	$1,400,000
Stock compensation for stock awards to consultants	—	—	7,704	—	7,704
Stock compensation for restricted stock awards to employees	—	—	314,719	—	314,719
Issuance of common stock	25,000	3	5,017	—	5,020
Dividends declared	—	—	(55,998)	—	(55,998)
Capital contributions from forgiveness of accrued salaries and director fees	—	—	763,326	—	763,326
Net loss	—	—	—	(2,103,423)	(2,103,423)
Balance, June 30, 2013	102,522,289	$4,602	6,172,275	(11,246,533)	(5,069,656)	1,400,000	$1,400,000

See accompanying notes to condensed unaudited financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Condensed Statements of Cash Flows

(Unaudited)

			For the period
			from April 13,
	For the six	For the six	2011
	months ended	months ended	(inception) to
	June 30,	June 30,	June 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(2,103,423)	(3,096,435)	(11,246,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	63,336	63,336	279,734
Depreciation of equipment and software	16,108	15,429	48,792
Amortization of debt discounts	276,954	252,559	1,067,294
Stock awards to outside advisor and consultants	7,704	15,297	120,865
Stock-based compensation expense	314,719	636,267	2,131,120
Changes in operating assets and liabilities:
Trade accounts receivable	301,465	(36,999)	(202,627)
Inventories	122,643	(322,307)	(60,421)
Contract costs in excess of billings	82,858	—	(18,120)
Prepaid expenses and other	(19,774)	255,179	(36,216)
Accounts payable and accrued expenses	433,497	333,086	1,822,767
Accrued wages	519,628	—	1,065,244
Net cash provided by (used in) operating activities	15,715	(1,884,588)	(5,028,101)
Cash flows from investing activities:
Acquisition of intellectual property	—	—	(400,000)
Purchase of property and equipment	(7,679)	(13,835)	(77,446)
Net cash used in investing activities	(7,679)	(13,835)	(477,446)
Cash flows from financing activities:
Proceeds from issuance of short-term debt	125,000	150,000	2,223,478
Repayment of short-term debt	(57,000)	—	(432,000)
Proceeds from issuance of common stock	—	1,147,000	3,445,770
Proceeds from issuance of preferred stock	—	—	502,552
Payment of stock issuance costs	—	—	(58,778)
Payment of dividends	—	(24,000)	(84,000)
Net cash provided by financing activities	68,000	1,273,000	5,597,022
Increase (decrease) in cash and cash equivalents	76,036	(625,423)	91,475
Cash and cash equivalents, beginning of period	15,439	826,365	—
Cash and cash equivalents, end of period	$91,475	200,942	91,475

Non cash item:

Capital contribution of $763,326 during Q2 ‘13 was a result of forgiveness of accrued salaries and director fees

See accompanying notes to condensed unaudited financial statements.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Condensed Unaudited Financial Statements

June 30, 2013

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

In the opinion of management, these condensed unaudited financial statements reflect all of the normal and recurring adjustments necessary to present fairly the financial position at June 30, 2013 and December 31 2012, the results of operations for the three months ended June 30, 2013, the three months ended June 30, 2012, the six months ended June 30, 2013, the six months ended June 30, 2012, and for the period from inception of April 13, 2011 to June 30, 2013, the cash flows for the six months ended June 30, 2013 and June 30, 2012, and for the period from inception of April 13, 2011 to June 30, 2013, and the statement of stockholders’ deficit for the period from inception of April 13, 2011 to June 30, 2013.

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

(Continued)

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Condensed Unaudited Financial Statements

June 30, 2013

The condensed unaudited financial statements have been prepared under Financial Accounting Standards Board Accounting Standards Codification 915, Development Stage Entities. A development stage enterprise is one in which planned principal operations have not commenced, or if its operations have commenced, there have been no significant revenues therefrom. As of June 30, 2013, the Company is a development stage enterprise since the Company has not generated significant revenue from the sale of its products from its inception on April 13, 2011 through June 30, 2013. The Company has principally been devoted to developing the next generation of ballasts, raising product awareness, and raising capital.

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

The Company is in the development stage, has a working capital deficit and stockholders’ deficit of $5,275,617 and $5,069,656, respectively, as of June 30, 2013, and has used $5,028,101 of cash in operations from inception. The Company has sustained operating losses since its inception. As a developmental stage enterprise, the Company is still in the process of developing and sufficiently executing its business plan to sustain financial viability. As a result, the Company may not have sufficient liquidity to meet its debt service requirements or to satisfy other financial obligations as they come due over the next 12 months. These issues raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

During the current quarter, four members of management executed waivers to forgo their respective accrued salaries and seven directors executed waivers to forgo their respective accrued director fees as of June 30, 2013. This forgiveness of accrued salaries and fees was accounted for as a capital contribution since these individuals are also shareholders of the Company. Accordingly, the Company increased its additional paid-in capital by $763,326 during the current quarter.

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

June 30, 2013

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

In March 2013, the Company borrowed $100,000 from an employee of the Company. The loan bore interest at 12% per annum, matured on May 22, 2013, was secured by a portion of the Company’s outstanding receivables, and was paid off in full in July 2013.

GREEN BALLAST, INC.

(A Development Stage Enterprise)

Notes to Condensed Unaudited Financial Statements

June 30, 2013

(6)	Subsequent Events

Management has performed an evaluation of the Company’s activities through the time of filing of this Quarterly Report on Form 10-Q and has concluded that there are no significant subsequent events requiring recognition or disclosure in these financial statements.

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

Income Taxes

Our financial statements include an estimate of income taxes assessed for any legal jurisdiction in which we operate. These income taxes include both a current amount, as well as a deferred portion which results from a variety of temporary book versus tax treatment differences, including net operating loss carry forwards. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Once established, any deferred tax asset must be evaluated to determine whether it is more likely than not that the future tax benefits will be realized, including the likelihood that we will generate sufficient future taxable income to utilize the full amount. When facts and circumstances warrant, we will establish, increase or reduce valuation allowances associated with deferred tax assets in order to reflect which assets meet the more-likely-than-not realizability test. Based on the cumulative losses and lack of operating history, we have recorded a valuation allowance against our net deferred tax assets as we believe that it is more likely than not that these deferred tax assets will not be realized.

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

Results of Operations

Since our inception on April 13, 2011, we have focused our efforts on building our business operations and making further refinements and developments to our technology. We have not generated any significant revenues and have used cash realized from our initial capitalization, borrowings and from our recent private offerings to fund our operating expenses. For the six months ended June 30, 2013, we generated a net loss of $2,103,423. During this period, our net sales were $696,037, cost of sales were $406,949 and our gross profit was $289,088. We continue to implement our sales strategy to focus on energy service companies located in regions with high utility costs and higher rebate programs available in such areas. We continue to have encouraging discussions with potential customers in these regions, and we believe our sales will continue to increase for the remainder of fiscal year 2013.

Our selling, general and administrative expenses were $1,956,162, resulting in our operating loss of $1,667,074. These expenses included $322,423 of compensation expense related to our restricted stock awards to employees and consultants, $7,534 of product development expenses, $31,383 of employee benefits and taxes, $79,444 of amortization of intangibles and depreciation expenses, and $1,515,378 of general and administrative expenses. At June 30, 2013, we had approximately $405,315 of total unrecognized compensation costs related to stock awards granted under our Restricted Stock Plan. We recognize a portion of these costs ratably over a service period of between 10-35 months.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $91,475 and working capital deficit of $5,275,617. Since our inception, we have financed operations through issuance of debt and sales of equity securities. For the six months ended June 30, 2013, we provided $15,715 of cash from operations. Net cash provided by financing activities totaled $68,000 during the six months ended June 30, 2013. We generated this net cash from proceeds received from the issuance of short term debt and common stock. Our fixed charges for the next twelve months are interest expense of $256,008 and dividend payments on our redeemable preferred stock of $111,996.

Due to our net losses and negative cash flow from our operations since inception, and our expectation that these conditions will continue for the foreseeable future, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including additional funding from the sale of our equity or debt securities and short-term financings, and to increase sales of our products. We are presently engaged in discussions with several potential investors in order to raise the additional funds needed to sustain our operations. We have undertaken several initiatives in order to reduce our cash requirements, such as voluntary reduction in salaries by our management, extended payment terms from suppliers and contractors and discussions with our creditors to accept delayed payments. We are in discussions to modify our loan agreements with Gemini and GBL, which have agreed not to declare us in default of these loans until further notice despite their having matured on July 15, 2013. During the current quarter, four members of management executed waivers to forgo their respective accrued salaries and seven directors executed waivers to forgo their respective accrued director fees as of June 30, 2013.  This forgiveness of accrued salaries and fees was accounted for as a capital contribution since these individuals are also shareholders of the Company. Additionally, we believe that we will continue to generate additional cash through our sales efforts which will allow us to sustain our operations over the short-term.

However, unless we are successful in raising additional capital or increasing the cash generated from our sales efforts, we will not have sufficient cash resources to meet our requirements over the next 12 months. there can be no assurance that we will be successful in obtaining such funding or increasing our sales. Even if we are successful in raising the additional funds or increasing our sales, we could incur unexpected costs or expenses or fail to collect on our accounts receivable, or experience other unexpected cash requirements that could force us to seek additional financing. In addition, if we issue additional equity or debt securities, stockholders are likely to experience additional dilution, and the new equity securities may have rights, preferences or privileges that are superior to those of existing holders of our common stock.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial conditions, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Principal Accounting Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of such date. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.   Legal Proceedings

In June 2013, we terminated William H. Bethell’s employment with the Company for cause and removed him as Chief Financial Officer and Treasurer of the Company. On July 10, 2013, we were named as a respondent in a complaint filed by Mr. Bethell with the American Arbitration Association in Memphis, Tennessee. In the complaint, Mr. Bethell alleges breach of contract, and asserts that we terminated his employment in contravention of his employment contract. The complaint seeks monetary damages for unpaid salary through the termination date and for the remainder of the term of his employment contract, additional shares of Common Stock of the Company and the release of Mr. Bethell from certain non-compete and confidentiality agreements. We believe we properly terminated Mr. Bethell’s employment, and that we have strong defenses to this claim. We intend to vigorously defend the case.

On August 5, 2013, we filed a lawsuit in the United States District Court for the Western District of Tennessee, Western Division against Mr. Bethell, GNAC, LLC, Nick Bussanich and various unnamed defendants. Our lawsuit alleges that Messers. Bethell and Bussanich defamed the Company, violated non-compete agreements and non-disclosure agreements and breached their fiduciary duty and duty of loyalty by, among other things, soliciting sales from current Company customers and communicating untrue information about the Company. The lawsuit further alleges that the various defendants conspired together and tortuously interfered with business relationships of the Company and induced employees of the Company to breach their contracts with the Company. In the lawsuit we are seeking monetary damages, a temporary restraining order, and an injunction enjoining the defendants from further engaging in the alleged activities.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

Effective as of August 14, 2013, Mr. Peter Weisman resigned as a director of the Company.

Item 6. Exhibits

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 #

Exhibit 31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 #

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #

Exhibit 32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_______________________________________________

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2013

Green Ballast, Inc.

By:	/s/ J. Kevin Adams
J. Kevin Adams
Chief Executive Officer and President

By:	/s/ Penelope Springer
Penelope Springer
Principal Accounting Officer

