Form 10-K
period 2014-12-31
Green Ballast, Inc.
filed 2015-06-30
CIK 1526543

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal years ended December 31, 2014 and December 31, 2013
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

(901) 260-4400
(Registrant’s telephone number, including area code)

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
Yes ☐	No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable

As of June 2, 2015, there were 75,182,829 shares of common stock outstanding.

Documents Incorporated by Reference
None.

i

EXPLANATORY NOTE

Throughout this annual report on Form 10-K, the terms “we,” “us,” “our,” “Green Ballast,” and “Company,” refer to Green Ballast, Inc., unless the context indicates otherwise.

This report on Form 10-K is a comprehensive filing for the fiscal years ended December 31, 2014 and 2013, and the interim periods within 2014 and 2013 as well as the three months ended September 30, 2013.  This report is being filed by us in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act.  This is our first periodic filing since we filed our Quarterly Report for the three months ended June 30, 2013.  We refer to this report herein as the Comprehensive Form 10-K.

Readers should be aware that several aspects of this report differ from other annual reports. First, this report is for each of the fiscal years ended December 31, 2014 and 2013, in lieu of filing separate reports for each of those fiscal years. Second, because of the amount of time that has passed since our last periodic report was filed with the Securities and Exchange Commission, or the SEC, the information relating to our business and related matters is focused on our more recent periods.

We were unable to file the above referenced periodic reports primarily due to our inability to generate net income from operations and our limited access to financing. As a result, the Company was unable (i) to satisfy significant payables due to third parties, including its independent auditors, for work performed for the Company, (ii) to maintain an adequate financial staff, and (iii) to retain the necessary advisors to prepare and complete the financial reports required by the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and regulations of the SEC.

Due to these constraints, we were unable to prepare and file the required reports with the SEC under the Exchange Act starting in October 2013.  This Comprehensive Form 10-K should be read together and in connection with the other reports filed by us with the SEC for a comprehensive description of our current financial condition and operating results. In the interest of complete and accurate disclosure, we have included current information in this Comprehensive Form 10-K for all material events and developments that have taken place through the date of filing of this Comprehensive Form 10-K.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “continue,” “initiative” or “anticipates” or similar expressions that concern our prospects, objectives, strategies, plans or intentions. All statements made relating to our operating and growth strategies, product development, energy cost savings, customer relationships, sales strategies and future growth prospects are forward-looking statements.

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

As described above under the heading “Explanatory Note,” this Comprehensive Form 10-K is being filed by us in order to become current in our filing obligations under the Exchange Act.  As a result, this report is for each of the fiscal years ended December 31, 2014 and 2013, in lieu of filing separate reports for each of those fiscal years. Additionally, because of the amount of time that has passed since our last periodic report was filed with the SEC, the information included herein relating to our business and related matters is focused on our more recent periods.

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

Tuning

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

Daylight Harvesting

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

Other Marketing Channels

We also leverage our sales and marketing efforts off of various rebate programs offered by utility companies for energy-efficient products. We target areas of the country where the utility companies provide the largest rebates for the purchase and installation of our products and where energy costs are the highest. This means that our customers are able to immediately begin enjoying the full energy savings of our products.  We also participate in other utility rebate programs across the country.

Dependence on Key Customers

Our dependence on individual key customers can vary from period to period as a result of the significant size of some of our retrofit and new construction projects. As large retrofit and new construction projects are a significant component of our total sales plan, we may experience more customer concentration in given periods.  In those periods in which our sales are concentrated in a few large customers, a reduction in sales from or loss of those customers would have had a material adverse effect on our results of operations and financial condition.

Research and Development

Shortly after we acquired the patented technology for our ballasts in April 2011, our engineers commenced work to improve our ballasts.  We redesigned the internal components of the ballasts so that all features are self-contained and installation is easier.  Also, the new design shortens production runtime and reduces manufacturing costs.  We have developed several models of the daylight harvesting ballast that vary by bulb size, wattage, and voltage.  During the fiscal year ended December 31, 2014 and December 31, 2013, we did not spend a material amount on research and development activities.

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

Employees

At December 31, 2014 and 2013, we had a total of one and seven full-time employees, respectively, and one and zero contractors and consultants, respectively, who provide marketing, accounting or engineering services.

Item 1A.  Risk Factors

Not required.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We maintain our leased corporate offices at 2620 Thousand Oaks Boulevard, Suite 4000, Memphis, Tennessee.  We believe our current facilities are adequate to meet current and near-term operating requirements.

Item 3.  Legal Proceedings

In our last periodic report filed with the SEC on August 14, 2013, we disclosed that on June 28, 2013, we terminated William H. Bethell’s employment with the Company for cause and removed him as our Chief Financial Officer and Treasurer. On July 10, 2013, we were named as a respondent in a complaint filed by Mr. Bethell with the American Arbitration Association in Memphis, Tennessee. In the complaint, Mr. Bethell alleged a breach of contract, and asserted that we terminated his employment in contravention of his employment contract. The complaint seeks monetary damages for unpaid salary through the termination date and for the remainder of the term of his employment contract, additional shares of Common Stock of the Company and the release of Mr. Bethell from certain non-compete and confidentiality agreements. We believe we properly terminated Mr. Bethell’s employment, and that we have strong defenses to this claim. The arbitrators were recently selected and the arbitration is proceeding.

In our last periodic report filed with the SEC on August 14, 2013, we disclosed that on August 5, 2013, we filed a lawsuit in the United States District Court for the Western District of Tennessee, Western Division against Mr. Bethell, GNAC, LLC, Nick Bussanich and various unnamed defendants. Our lawsuit alleged that Messers. Bethell and Bussanich defamed the Company, violated non-compete agreements and non-disclosure agreements and breached their fiduciary duty and duty of loyalty by, among other things, soliciting sales from our then-current customers and communicating untrue information about us. The lawsuit further alleged that the various defendants conspired together and tortuously interfered with our business relationships and induced our employees to breach their contracts with us. Subsequently, we voluntarily dismissed the lawsuit.

Other than the disclosure provided above, we are not currently aware of any legal proceedings ongoing, pending, or threatened, which are expected to have a material adverse effect on our business or financial condition, and no such legal proceedings occurred during the fiscal years ended December 31, 2014 and December 31, 2013.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

In April 2012, our common stock was approved for quotation on the Over-the-Counter Bulletin Board , or OTCBB, operated by FINRA and on the OTCQB operated by OTC Markets Group under the symbol “GBLL.”  In January 2013, our common stock ceased to be quoted on the OTCBB and began being quoted on the OTCQB.  Currently, our common stock is being quoted on the OTC Pink Sheets.  Thus, there is no established public trading market for our common stock, resulting in high and low bid information for our common stock for the quarterly periods within fiscal years 2014 and 2013 being unavailable.

Holders

As of June 2, 2015, there were approximately 138 holders of record of our common stock.

Dividends

We have not declared or paid any dividends on our common stock. Future dividends, if any, will be determined by our board of directors in light of circumstances then existing.

Securities Authorized for Issuance Under Equity Compensation Plans

Our sole equity compensation plan is our 2011 Restricted Stock Plan, or the Plan. The Plan is intended to advance our and our stockholders’ best interests by attracting, retaining, and motivating key employees and consultants with additional incentives through awards of restricted stock. The Plan will terminate on December 31, 2017. The Plan provides that our board of directors, itself or by committee, will administer the Plan.  The board of directors or a committee (whichever is applicable) has the flexibility to determine the timing and amount of restricted stock awards to be granted to eligible participants, who are our key employees and consultants. The board of directors or a committee may also establish performance criteria for the restricted stock awards or take any action necessary to administer the Plan.

The maximum aggregate number of shares that we may issue under the Plan is 57,500,000 shares of our common stock. If any of the awards granted under the Plan expire, terminate, are canceled, or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated, canceled or forfeited awards will again be available for grant under the Plan. During fiscal years 2014 and 2013, all but one of our employees was terminated.  All shares held by these terminated employees were forfeited pursuant to the terms of the Plan.  We did not pay any consideration to such terminated employees in respect of such forfeited shares.  As of June 2, 2015, 13,901,960 shares of restricted stock are authorized and available for issuance under the Plan.

Recent Sales of Unregistered Equity Securities

From October 2012 to January 2013, the Company entered into purchase agreements with certain accredited investors pursuant to which the Company issued eleven 8% Mandatorily Convertible Notes (the “Investor Notes”) in the aggregate principal amount of $675,000 and an aggregate of 675,000 shares of common stock, $0.0001 par value per share for aggregate proceeds of $675,000. These Investor Notes matured on October 16, 2013 and had a principal balance of $675,000 as of that date. The common stock was recorded at its fair value of $140,000. A resulting discount to the Investor Notes was recognized as an adjustment to interest expense over the life of the note using a method that approximates the effective-interest method.  Upon a closing of a subsequent private placement of our equity or equity linked securities (a “Subsequent Offering”) and upon the completion of a recapitalization of our capital stock resulting in the reduction of the number of shares of our outstanding Common Stock (each, a “Conversion Event”), the outstanding principal amount of each Investor Note is automatically convertible into shares of our Common Stock.  The number of shares of Common Stock to be issued upon conversion is equal to (a)(i) the principal amount of the Investor Note (ii) divided by the pre-money valuation of the Company used in the Subsequent Offering, and then (iii) multiplied by the number of shares of Common Stock outstanding after the Conversion Event (the “Base Number”), plus (b) 20% of the Base Number.  On the conversion date, all accrued but unpaid interest on the Notes will be forgiven.  The Investor Notes have an outstanding aggregate principal balance of $675,000 as of December 31, 2014 and 2013.

In July 2014, the Company entered into an agreement with a financial advisory firm to provide strategic, financial, operational and other relevant advisory services to help optimize the Company’s growth strategy and enhance shareholder value.  The Company agreed to pay a monthly retainer fee of $20,000 during term of Agreement.  From July 2014 to December 2014, the Company borrowed the total sum of $60,000 from an accredited investor to pay said retainer fees, by issuing three 8% convertible notes in the aggregate principal amount of $60,000 (the “July 2014 Notes”).  The July 2014 Notes are convertible into common stock at the option of the holder on a dollar for dollar basis on the same terms as other investors when a conversion event occurs as defined in the July 2014 Notes.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Rule 506 of Regulation D, in that the issuance of securities to the accredited investors did not involve a public offering, and on Section 4(2)(a) of the Securities Act.  The recipient of securities in each of these transactions represented to us that the securities were acquired for investment only and not with a view to or for sale in connection with any distribution thereof.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our results of operations and financial condition with the financial statements and related notes included elsewhere in this Comprehensive Form 10-K.  This discussion contains forward-looking statements.  Actual results may differ materially from those contained in any forward-looking statements.

We are an innovator, developer and marketer of energy-efficient electronic ballasts in the commercial lighting industry.  Our daylight harvesting ballasts conserve energy and can greatly reduce the energy costs of operating commercial buildings.  With rising utility rates, dwindling natural resources, an inadequate national power grid and regulatory mandates to conserve energy, we believe our products are positioned to take advantage of this market opportunity.

Since our inception on April 13, 2011, we have focused our efforts on building our business operations and making further refinements and developments to our technology. We have not generated any significant revenues and have used cash realized from our initial capitalization, borrowings and from our recent private offerings to fund our operating expenses.

As described above under the heading “Explanatory Note,” this Comprehensive Form 10-K is being filed by us in order to become current in our filing obligations under the Exchange Act.  The discussion that follows includes a discussion of our results of operations and financial condition for the fiscal years ended December 31, 2014 and December 31, 2013 and the interim periods within 2014 and 2013 as well as the three months ended September 30, 2013.

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

Based on the current and projected near term operating results for the Company, the ability to project long-term operating results is not considered reliable. Therefore, management has decided that the intangibles are impaired as of December 31, 2014. The Company determined the fair value exceeded the carrying value as of December 31, 2014 and 2013.  The Company relied on a recent third-party purchase of a portion of the Company’s indebtedness, which is secured primarily by the intangibles, in order to estimate the fair value of the intangibles. This method indicated that the carrying value of the intangibles is less than the implied fair value. Accordingly, no impairment charge was recognized.

Results of Operations

Results of Operations for the Years Ended December 31, 2014 and 2013

Revenue

For the year ended December 31, 2014, we had revenue of approximately $318,022, compared with revenue of $1,446,365 for the year ended December 31, 2013.    The decrease of our revenue was principally due to our limited business operations during fiscal year 2014.

Net Loss

For the year ended December 31, 2014, our net loss was approximately $1,166,786 compared with a net loss of $2,704,859 for the year ended December 31, 2013.  Our losses in 2014 decreased primarily due to our limited business operations during fiscal year 2014.

Operating Expenses

Operating expenses include sales and marketing expenses, compensation-related costs of our employees, dedicated general and administrative activities, legal fees, audit and tax fees, consultants and professional services and general corporate expenses.

Total operating expenses were $808,452 for the year ended December 31, 2014 compared with $2,324,528 for the year ended December 31, 2013.  The decrease in our operating expenses were principally due to our limited business operations during fiscal year 2014.

Interest Expense

Net interest expense was $492,802 for the year ended December 31, 2014 compared with $721,476 for the year ended December 31, 2013.   The decrease in our interest expense was principally due to our limited operations during fiscal year 2014, and the satisfaction of certain of our indebtedness.

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

For the three months ended September 30, 2014, we had revenue of approximately $33,028, compared with revenue of $242,411 for the three months ended September 30, 2013.   The decrease was principally due to our limited business operations during fiscal year 2014.

During the three months ended September 30, 2014, our net sales were $33,028, cost of sales were $16,190 and our gross profit was $16,838, compared with net sales of $242,411, cost of sales of $219,436 and gross profit was $22,975 for the three months ended September 30, 2013.

For the three months ended September 30, 2014, our operating expenses were $176,496, compared with operating expenses of $140,251 for the three months ended September 30, 2013, resulting in our operating loss of $159,658 for the third quarter of 2014.

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

For the three months ended June 30, 2014, we had revenue of approximately $98,831, compared with revenue of $462,686 for the three months ended June 30, 2013.   The decrease was primarily due to our limited business operations during fiscal year 2014.

During the three months ended June 30, 2014, our net sales were $98,831, cost of sales were $13,574 and our gross profit was $85,257, compared with net sales of $462,686, cost of sales of $335,385 and gross profit was $127,301 for the three months ended June 30, 2013.

For the three months ended June 30, 2014, our operating expenses were $189,911, compared with operating expenses of $874,975 for the three months ended June 30, 2013, resulting in our operating loss of $104,654 for the second quarter of 2014.

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

For the three months ended March 31, 2014, we had revenue of approximately $178,072, compared with revenue of $233,351 for the three months ended March 31, 2013.   The decrease was primarily due to our limited business operations during fiscal year 2014.

During the three months ended March 31, 2014, our net sales were $178,072, cost of sales were $146,771 and our gross profit was $31,301, compared with net sales of $233,351, cost of sales of $71,564 and gross profit was $161,787 for the three months ended March 31, 2013.

For the three months ended March 31, 2014, our operating expenses were $348,535, compared with operating expenses of $1,081,187 for the three months ended March 31, 2013, resulting in our operating loss of $317,234 for the first quarter of 2014.

Comparison of the Years Ended December 31, 2013 and 2012

You should read the following discussion of relating to our results of operations and financial condition for the fiscal year ended December 31, 2012 with the financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on April 1, 2013.

Revenue

For the year ended December 31, 2013, we had revenue of approximately $1,446,365, compared with revenue of $815,021 for the year ended December 31, 2012.    The increase was principally due to continued sales and marketing efforts and acceptance by our customers in 2013.

Net Loss

For the year ended December 31, 2013, our net loss was approximately $2,704,859 compared with a net loss of $5,661,932 for the year ended December 31, 2012.  Our losses in 2013 decreased primarily due to our limited business operations during fiscal year 2013 and our reduction in expenses related to research and development.

Operating Expenses

Operating expenses include sales and marketing expenses, compensation-related costs of our employees, dedicated general and administrative activities, legal fees, audit and tax fees, consultants and professional services and general corporate expenses.

The total operating expenses were $2,324,528 for the year ended December 31, 2013 compared with $4,968,581 for the year ended December 31, 2012.  The decrease as principally due to reduction in expenses related to personnel and research and development.

Interest Expense

Net interest expense was $721,476 for the year ended December 31, 2013 compared with $792,490 for the year ended December 31, 2012.   The decrease was principally due to a decrease in amortization of debt discounts for the Gemini and GBL Notes.

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

For the three months ended September 30, 2013, we had revenue of approximately $242,411, compared with revenue of $88,667 for the three months ended September 30, 2012.   The increase was principally due to an increase in distributor revenue.

During the three months ended September 30, 2013, our net sales were $242,411, cost of sales were $219,436 and our gross profit was $22,975, compared with net sales of $88,667, cost of sales of $63,171 and gross profit was $25,496 for the three months ended September 30, 2012.  The increase was principally due to an increase in distributor revenue.

For the three months ended September 30, 2013, our operating expenses were $140,251, compared with operating expenses of $1,072,608 for the three months ended September 30, 2012, resulting in our operating loss of $117,276 for the third quarter of 2013.

Liquidity and Capital Resources

Since our inception in April 2011, we have relied primarily on funds raised through the sale of our securities and from borrowings to fund our operations. The Company did not experience a substantial increase in sales in fiscal years 2014 and 2013, including the interim periods contained therein, and additional financing was needed to fund our operations.  To meet our liquidity needs during fiscal years 2014 and 2013, we raised approximately $1.1 million by issuing notes and shares of our common stock.

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

We anticipate that our sales will remain at their current level so that, along with funds generated by additional financing, we should be able to fund our limited operations for the remainder of 2015.  However, there can be no assurance that we will be successful in obtaining such funding.  Even if we are successful in raising the additional funds, we could incur unexpected costs or expenses or fail to collect on our accounts receivable, or experience other unexpected cash requirements that could force us to seek additional financing.  In addition, if we issue additional equity or debt securities, stockholders are likely to experience additional dilution, and the new equity securities may have rights, preferences or privileges that are superior to those of existing holders of our common stock.

If we are unsuccessful in obtaining additional financing, we will be required to further reduce the scope of our operations, further reduce our commercialization efforts and take other action to substantially reduce our expenses.  There is no assurance that such activity will be sufficient to maintain operations until any additional financing can be located.  If we fail to obtain such financing or if we are unable to increase our sales and decrease, or delay paying, our expenses, we will have to discontinue our operations.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial conditions, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Information called for by this item is set forth in the Company’s financial statements and supplementary data contained in this Comprehensive Form 10-K on page F-1.  Quarterly financial information is included in order to become current with our SEC filings.  The quarterly financial information included in this Comprehensive Form 10-K has not been reviewed by our independent registered public accountants.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer/Chief Financial Officer and Principal Accounting Officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(a) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on these evaluations, the principal executive officer and principal financial officer have identified a material weakness in our internal control over financial reporting. Suspended operations subsequent to June 30, 2013 resulted in the lack of full-time employees devoted to financial reporting. Therefore, non-routine transactions related to debt, revenue, equity, and inventory were improperly recorded. These non-routine transactions, as well as issues with cutoff, resulted in numerous changes during the audit. The Company is in the process of regaining control of financial reporting by enhancing review procedures and dedicating resources to ensure that transactions are properly recorded in accordance with GAAP. Because of the material weakness and our inability to timely file our periodic reports with the SEC, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the following dates:  December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 and December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on these evaluations under the framework in Internal Control-Integrated Framework, we identified a material weakness in our internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Suspended operations subsequent to June 30, 2013 resulted in the lack of full-time employees devoted to financial reporting.  Therefore, non-routine transactions related to debt, revenue, equity and inventory were improperly recorded.  These non-routine transactions, as well as issues with cutoff, resulted in numerous changes during the audit.  The Company is in the process of regaining control of financial reporting by enhancing review procedures and dedicating resources to ensure that transactions are properly recorded in accordance with GAAP.

The Remediation Plan

Although as of December 31, 2014 and December 31, 2013, respectively, we had not yet remediated the material weakness in our internal control over financial reporting identified during our 2013 through 2014 reviews, management has initiated the following remediation steps to address the material weakness described above:

●	We will continue to focus on improving the skill sets of our accounting and finance function, through education and training;
●
We will continue to consider the engagement of qualified professional consultants to assist us in cases where we do not have sufficient internal resources, with management reviewing both the inputs and outputs of the services;

●
Upon the successful completion of a financing sufficient to support operations for at least two years, we will consider the hiring of additional accounting and finance staff with the commensurate knowledge, experience and training necessary to complement the current staff in the financial reporting functions; and

●	We will further develop our financial statement closing and reporting practices to include additional levels of checks and balances in our procedures and timely review.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fiscal years ended December 31, 2014 and December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, as discussed above, we have identified a material weakness in our internal control over financial reporting.

This annual report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent auditors pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following are the names of our current executive officers and directors, as well as those who served as executive officers and directors during the fiscal years ended December 31, 2014 and 2013, their present (or former) positions with the Company and certain biographical information.  Their respective backgrounds are described below.

As of the date of this Comprehensive Form 10-K, our only director is J. Kevin Adams.

NAME	AGE	POSITION
J. Kevin Adams	54	Chief Executive Officer/President/Director
Penelope Springer	46	Principal Accounting Officer
William Bethell (1)	58	Chief Financial Officer/Treasurer/Director
Kevin Clarkson(2)	52	Executive Vice President-Product Development/Director
Mary F. Sharp (3)	66	Secretary/Director
John H. Lamberson, Jr. (4)	45	Director
Peter J. Weisman (5)	47	Director

(1)	Mr. Bethell was terminated for cause on June 28, 2013. Mr. Bethell resigned as a director on August 18, 2013.

(2)	Mr. Clarkson resigned on January 17, 2014.

(3)	Ms. Sharp resigned on January 17, 2014.

(4)	Mr. Lamberson, Jr. resigned on January 17, 2014.

(5)	Mr. Weisman resigned on August 14, 2013.

Executive Officers

J. Kevin Adams has served as our Chief Executive Officer, President and a director since April 2011.  Mr. Adams is responsible for all of our business operations.  Mr. Adams oversees all key client relationships as well as the marketing of new business and investment opportunities.  Since 1997, Mr. Adams has also been the Chief Executive Officer of CB Richard Ellis Memphis, LLC, a leading commercial real estate services firm located in Memphis, Tennessee (“CBRE | Memphis”) and a part of the CBRE Group, Inc. network.  Mr. Adams devotes an amount of his business time serving as our Chief Executive Officer as he deems necessary and appropriate to perform his duties and to help us grow and prosper.  Mr. Adams received his Bachelor of Business Administration from Southern Methodist University. We believe Mr. Adams is qualified to serve on our board of directors because of his significant business experience as an executive officer of other companies.  Mr. Adams also has extensive experience in large scale commercial real estate.

Penelope Springer has served as our principal accounting officer since June 2013.  Ms. Springer is also the Chief Financial Officer of CBRE | Memphis.  At CBRE | Memphis, Ms. Springer is responsible for all financial operations of the company, including budgeting, financial analysis and reporting, commission-generated revenue, and the monitoring of compliance with established accounting policies and procedures.  Prior to joining CBRE | Memphis Memphis in 1994, Ms. Springer worked with one of the largest and most respected accounting firms in the country, Coopers and Lybrand, which is now doing business as PricewaterhouseCoopers.  During her five years at Coopers and Lybrand, she was a senior associate in the audit department.

William Bethell served as our Chief Financial Officer and Treasurer from April 2011 until his termination in June 2013, and as a director from April 2011 until his resignation in August 2013.  During his tenure, Mr. Bethell oversaw our regulatory compliance, investor relations, finance, accounting, human resources, and information technology and assisted in operations.

Kevin Clarkson served as our Executive Vice President – Product Development and a director from April 2011 until January 17, 2014.  During his tenure, Mr. Clarkson was responsible for sales, marketing, research and development.

Former Non-Employee Directors

Mary F. Sharp served as a director from April 2011 to January 17, 2014.  Since 2005, Ms. Sharp has been the Chief Operating Officer of CBRE | Memphis. Ms. Sharp oversees the asset services division of CBRE | Memphis and the company’s business operations, including business planning, human resources, and marketing.

John H. Lamberson, Jr. served as a director from April 2011 to January 17, 2014.  Mr. Lamberson became Executive Vice President of CBRE | Memphis in 2005. In that capacity, Mr. Lamberson is responsible for directing all investment sales operations and financial analysis projects of the company.

Peter J. Weisman served as a director from April 2011 to August 14, 2013.  Mr. Weisman is an attorney with the law firm of Peter J. Weisman, P.C. and has practiced in the small-cap investment management industry since 2001. Mr. Weisman was nominated to our board of directors in accordance with our contractual arrangements with Gemini Master Fund, Ltd., which has since been terminated.

Audit Committee

Currently, our board of directors serves as the Audit Committee of the Company.  We do not have an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.  At this time, no qualified candidates have been identified and there can be no assurance that we can attract and retain an independent director to act as our “audit committee financial expert.”

Code of Ethics

We are committed to maintaining the highest standards of business conduct, which we believe are essential to running our business efficiently, serving our shareholders well, and maintaining integrity in the marketplace. The board of directors has adopted a Code of Ethics for senior executives, which provide the framework for the governance of the Company. A copy of our Code of Ethics may be found on our website at www.greenballastinc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and beneficial owners of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our common stock with the SEC, and to furnish us with copies of all Section 16(a) reports that they file.

To our knowledge, based solely on review of the copies of such reports furnished us and representations that no other reports were required, during the fiscal years ended December 31, 2014 and December 31, 2013, all Section 16(a) filing requirements applicable to our directors, executive officers, and beneficial owners of more than 10% of our common stock were completed on a timely basis.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth summary compensation information, for the individuals serving as our principal executive officer and our other two most highly compensated executive officers, each of whom is a named executive officer.

	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (2)	Total Compensation

J. Kevin Adams	2014	—	—	—	—	—	—	—	—
President and Chief	2013	$21,875	—	—	—	—	—	—	$21,875
Executive Officer

William Bethell (3)	2014	—	—	—	—	—	—	—	—
Chief Financial Officer	2013	$29,167	—	—	—	—	—	—	$29,167

(1)	The amounts in the Stock Awards column represent grant date fair value computed in accordance with FASB ASC Topic 718. Stock Awards consist of restricted stock issued under the 2011 Restricted Stock Plan. The grant date fair value per share is equal to $0.045 per share. See note 9 to our Financial Statements contained in our Comprehensive Form 10-K for a discussion of assumptions used to determine fair value of Stock Awards.

(2)	Represents premiums for life and accidental death insurance that we paid on behalf of the named executive.

(3)	Mr. Bethell was terminated for cause on June 28, 2013.

Outstanding Equity Awards

The table below sets forth information regarding the outstanding equity awards held by our named executive officers at December 31, 2014.

	Stock Awards
Name	Number of Shares of Stock that Have Not Vested	Market Value of Shares of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have not Vested(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that Have Not Vested(2)
J. Kevin Adams (3)	10,777,133	$2,694,283	—	—

William Bethell (4)	4,311,120	$1,077,780	—	—

(1)	These shares vest in accordance with the Restricted Stock Plan and the respective stock award agreement for each named executive officer. See “Executive Compensation - Restricted Stock Plan” for a description of the vesting conditions.

(2)	Shares of our common stock were not traded on any market at December 31, 2014. As such, the closing market price of our common stock cannot be used at this time to compute the market value of the unvested shares. We believe the market price of the unvested shares is $0.25 per share based on the last offering price of shares of our common stock sold to our stockholders in a private offering.

(3)	Mr. Adams has assigned all of his unvested shares to the Adams Family Limited Partnership and various estate planning trusts. Mr. Adams’ wife is the general partner and Mr. Adams is a limited partner of the Adams Family Limited Partnership.

(4)	Mr. Bethell was terminated for cause on June 28, 2013.

The table below sets forth information regarding the outstanding equity awards held by our named executive officers at December 31, 2013.

	Stock Awards
Name	Number of Shares of Stock that Have Not Vested	Market Value of Shares of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have not Vested(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares that Have Not Vested(2)
J. Kevin Adams (3)	10,002,065	$2,500,516	775,068	$193,767

William Bethell (4)	4,311,120	$1,077,780	—	—

(1)	These shares vest in accordance with the Restricted Stock Plan and the respective stock award agreement for each named executive officer. See “Executive Compensation - Restricted Stock Plan” for a description of the vesting conditions.

(2)	Shares of our common stock were not traded on any market at December 31, 2013. As such, the closing market price of our common stock cannot be used at this time to compute the market value of the unvested shares. We believe the market price of the unvested shares is $0.25 per share based on the last offering price of shares of our common stock sold to our stockholders in a private offering.

(3)	Mr. Adams has assigned all of his unvested shares to the Adams Family Limited Partnership and various estate planning trusts. Mr. Adams’ wife is the general partner and Mr. Adams is a limited partner of the Adams Family Limited Partnership.

(4)	Mr. Bethell was terminated for cause on June 28, 2013.

Executive Employment Agreements

We have entered into employment agreements with our Chief Executive Officer and Chief Financial Officer each of whom is a named executive officer.  In March 2014, we terminated the employment agreement between us and our Chief Financial Officer.  As described below, the employment agreement between us and our Chief Executive Officer automatically renewed for an additional year in March 2014.  The following are descriptions of these employment agreements.

J. Kevin Adams. On June 23, 2011, we entered into an employment agreement with J. Kevin Adams in connection with Mr. Adams’ employment as Chief Executive Officer (the “Adams Employment Agreement”). The Adams Employment Agreement runs until March 31, 2014 with automatic renewals thereafter for terms of one year each.  Mr. Adams received a base salary of $131,250 for fiscal year 2011 and $225,000 for fiscal year 2012.  Pursuant to the terms of the Adams Employment Agreement, Mr. Adams was entitled to receive a base salary of $250,000 for fiscal year 2013, and $275,000 for fiscal year 2014.  Due to our inability to generate sufficient revenue our limited access to financing, Mr. Adams only realized $21,875 and $0.00 in actual base salary in 2013 and 2014, respectively.  Mr. Adams was issued 16,499,700 restricted shares which are to vest and become unrestricted in accordance with the terms of Mr. Adams’ Restricted Stock Award Agreement and our 2011 Restricted Stock Plan described below.

Mr. Adams’ duties will include all duties and responsibilities required of the Chief Executive Officer.  During the term of his employment, Mr. Adams is entitled to two weeks of vacation to be used at a time that is mutually convenient with his duties and his obligations to us. Pursuant to the terms of the Adams Employment Agreement , Mr. Adams is entitled to bonus awards under the agreement in the amount of $250,000 for fiscal year end 2013, and $275,000 for fiscal year end 2014.  Mr. Adams’ bonus awards are conditioned upon the following occurrences:

●	The vesting conditions set forth in our 2011 Restricted Stock Plan must have been met. Any accrued or deferred bonus compensation will be prorated and earned in one-third increments as each of the three vesting conditions set forth in the 2011 Restricted Stock Plan are met.

●	Green Ballast LLC has either received or has the ability to realize in cash any outstanding balance of its initial investment of $3,000,000 in us.

●	Our board of directors has approved the payment of the bonus compensation after considering, among other things, the availability of sufficient funds for payment of such compensation.

Mr. Adams is also eligible for discretionary bonus compensation.  The discretionary bonus compensation may be received in lieu of, but not in addition to, any other bonus compensation.  The discretionary bonus compensation is determined considering, but not being limited by, the following criteria:

●	Successful efforts to cause Underwriters Laboratories to transfer the existing Axis Technologies Inc. file to the us;

●	Successful efforts to cause a first or second tier public accounting firm to accept us as an audit client;

●	Successful efforts to cause any major utility company to acknowledge our products qualify for such utility company’s rebate program;

●	The availability of funds to pay bonus compensation; and

●	Such other facts as either Mr. Adams or our board of directors shall submit for consideration.

No bonuses were paid during fiscal year 2013 or fiscal year 2014.

Upon vountary termination of employment, Mr. Adams must forfeit all unvested restricted stock.  Upon termination of Mr. Adam’s employment by us with or without cause, Mr. Adams will be entitled to retain a portion of his unvested restricted stock in accordance with his Restricted Stock Award Agreement.

Upon permanent disability or death, Mr. Adams’ estate is entitled to any earned but unpaid base salary and bonus compensation and the reimbursement of business expenses incurred.  In the event of permanent disability or death, and if Mr. Adams or Mr. Adams’ heirs elect for COBRA premium health care coverage, we will pay the COBRA premiums for up to six months for Mr. Adams and Mr. Adams’ surviving spouse and children in the event of permanent disability and Mr. Adams’ surviving spouse and children in the event of death.  In the event of death, all unvested restricted stock shall immediately vest and Mr. Adams’ estate will be entitled to all vested stock.

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

William Bethell. On June 23, 2011, we entered into an employment agreement with William Bethell in connection with Mr. Bethell’s employment as Chief Financial Officer (the “Bethell Employment Agreement”). Mr. Bethell’s employment with the Company was terminated on June 28, 2013 and the Bethell Employment Agreement was terminated in March 2014.  Mr. Bethell received a base salary of $131,250 for fiscal year 2011 and a base salary of $225,000 for fiscal year 2012.  Pursuant to the terms of the Bethell Employment Agreement, Mr. Bethell was entitled to receive a base salary of $250,000 for fiscal year 2013, and $275,000 for fiscal year 2014.  Mr. Bethell was issued 16,499,700 restricted shares during his tenure as Chief Financial Officer and Treasurer, but 6,466,680 shares were forfeited upon his termination.

Pursuant to the Bethell Employment Agreement, upon a termination for cause, Mr. Bethell would be entitled to any earned but unpaid base salary and bonus compensation and the reimbursement of business expenses incurred. Upon a termination without cause, Mr. Bethell is entitled to a lump sum amount of any earned but unpaid base salary and bonus compensation, the balance of Mr. Bethell’s base salary through the term of the agreement and the reimbursement of business expenses incurred. In the event of termination without cause, and if Mr. Bethell elects for COBRA premium health care coverage, we will pay the COBRA premiums for up to six months for Mr. Bethell and his surviving spouse and children.  Mr. Bethell’s termination was for cause.

Upon a change of control, all options and restricted stock granted to Mr. Bethell that are not considered deferred compensation for Code Section 409A shall become fully vested on the date of the change of control.

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

All restricted stock issued under a restricted stock award will vest as follows:

●	1/3 of such restricted stock will vest on the first date we attain an average market capitalization for any 10 trading days during any 15 consecutive trading day period in excess of $15.87 million;

●	1/3 of such restricted stock will vest on the first date we attain an average market capitalization for any 10 trading days during any 15 consecutive trading day period in excess of $60 million; and

●	1/3 of such restricted stock will vest on the first date we attain an average market capitalization for any 10 trading days during any 15 consecutive trading day period in excess of $120 million.

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

The maximum aggregate number of shares that we may issue under the Plan is 57,500,000 shares of our common stock. If any of the awards granted under the Plan expire, terminate, are canceled, or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated, canceled or forfeited awards will again be available for grant under the Plan. During fiscal years 2014 and 2013, all but one of our employees was terminated.  Employees forfeited shares that were unearned based on their service periods.  We did not pay any consideration to such terminated employees in respect of such forfeited shares.  As of June 2, 2015, 13,901,960 shares of restricted stock are authorized and available for issuance under the Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management

The table below sets forth information, as of the dates indicated, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of our common stock by each of our directors and our named executive officers, and all of our directors and executive officers as a group.

The persons named in the tables below have sole voting and investment power with respect to all shares of common stock owned by them, unless otherwise noted.

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

	As of February 12, 2014			As of June 2, 2015

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (2)

J. Kevin Adams	24,609,450	(8)	26.15%	24,609,450	(8)	32.73
Penelope Springer	20,000		*	20,000		*
William Bethell (3)	9,700,020	(9)	10.31%	9,700,020	(9)	12.90%
Kevin Clarkson (4)	3,029,375		3.22%	3,069,375		4.08%
John H. Lamberson, Jr.(5)(6)	40,000		*	40,000		*
Mary F. Sharp (6).	—		*	—		*
Peter J. Weisman (7)	2,000,000	(10)	2.13%	—		*

All directors and executive officers as a group (7 persons)	39,398,845		41.86%	37,438,845		49.80%

*	Less than 1%

(1)	The address of each beneficial owner is c/o Green Ballast, Inc., 2620 Thousand Oaks Blvd., Suite 4000, Memphis, Tennessee 38118.

(2)	Computed in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Includes shares of common stock subject to options exercisable within 60 days of February 12, 2014 and June 2, 2015, as applicable, and shares of restricted stock for which the indicated persons have sole voting power, but not sole investment power. There were 94,115,609 shares of common stock outstanding on February 12, 2014 and 75,182,829 shares of common stock outstanding on June 2, 2015.

(3)	Mr. Bethell was terminated for cause on June 28, 2013.

(4)	Mr. Clarkson resigned on January 17, 2014.

(5)	Mr. Lamberson resigned on January 17, 2014.

(6)	Ms. Sharp resigned on January 17, 2014.

(7)	Mr. Weisman resigned on August 14, 2013.

(8)	Includes 8,609,450 shares owned of record in the name of Adams Family Limited Partnership, 8,000,000 shares owned by various estate planning trusts in the name of J. Kevin Adims, and 8,000,000 shares owned of record in the name of Sara E. Adams Family Trust.

(9)	Includes 9,700,020 shares owned of record in the name of Bethell Family Limited Partnership

(10)	All shares are owned by GB Solutions, LLC, an entity controlled by Mr. Weisman.

Security Ownership of Certain Beneficial Owners

The table below sets forth information, as of the dates indicated, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of our common stock by each person or group of persons known to us to be the beneficial owner of 5% or more of our outstanding common stock.

The persons named in the tables below have sole voting and investment power with respect to all shares of common stock owned by them, unless otherwise noted.

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

	As of February 12, 2014		As of June 2, 2015

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Gemini Master Fund, Ltd. (3)	11,153,147(4)	11.85%	—(5)	*
IRC - Interstate Realty Corporation (6)	20,437,500(7)	21.72%	5,000,000(7)	6.65%

(1)	Percentage ownership is based on 94,115,609 shares of common stock outstanding on February 12, 2014.

(2)	Percentage ownership is based on 75,182,829 shares of common stock outstanding on June 2, 2015.

(3)	The address of Gemini Master Fund, Ltd. is c/o Gemini Strategies, LLC, 619 South Vulcan, Suite 203, Encinitas, California 92024.

(4)	Amount based on Schedule 13G filed on February 12, 2014 with the SEC by Gemini Master Fund, Ltd.

(5)	Amount based on Schedule 13G filed on February 10, 2015 with the SEC by Gemini Master Fund, Ltd.

(6)	The address of IRC - Interstate Realty Corporation is 2620 Thousand Oaks Blvd., Suite 4000, Memphis, Tennessee 38118.

(7)	All shares are owned by Green Ballast LLC, a Tennessee limited liability company of which IRC - Interstate Realty Corporation is the managing member. J. Kevin Adams is the Chairman and CEO of IRC - Interstate Realty Corporation and disclaims beneficial ownership of the shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Other than compensation arrangements of our directors and executive officers, we describe below those transactions occurring during the fiscal year ended December 31, 2013 and the fiscal year ended December 31, 2014 where we were or will be a party, where the amounts involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two fiscal years, and any of our directors, executive officers or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Lease

We sublease our principal offices from CBRE | Memphis for $5,000 per month.  We accrue any unpaid amounts for rent as an account payable.  We paid $0 to CBRE | Memphis and accrued $60,000 for rent for both years ended December 31, 2014 and 2013 for the office space provided.  Our Chief Executive Officer, J. Kevin Adams is the chief executive officer of CBRE | Memphis. We believe the terms and amounts being paid for these services and for our subleased offices are no less favorable than the terms we could have obtained from unaffiliated third parties.

Accounting and Marketing Services

On April 15, 2011, we entered into an accounting services agreement and a marketing services agreement with IRC – Interstate Realty Corporation, which is a related party through its ownership of our common stock and through its chairman and chief executive officer, who is J. Kevin Adams, our Chief Executive Officer.  The agreement for accounting and marketing services had an initial term of one year, subject to automatic one-year extensions unless we or IRC – Interstate Realty Corporation provides written notice of termination. We paid $0 to IRC – Interstate Realty Corporation and accrued $42,000 for fees for both fiscal years ended December 31, 2014 and 2013 for the accounting and marketing services provided.

Transactions with Green Ballast, LLC

The managing member of GBL is IRC - Interstate Realty Corporation.  J. Kevin Adams, our Chief Executive Officer and President, is the Chairman and Chief Executive Officer of IRC - Interstate Realty Corporation.  In January 2014, we borrowed $241,517 from IRC, to fund operations (the “January 2014 Note”).  The January 2014 Note bore interest at 8% per annum, matures on January 1, 2016, and was unsecured.  In December 2014, we entered into a stock surrender agreement with GBL.  GBL owned 20,437,500 shares of our common stock and 1,400,000 shares of our preferred stock at December 18, 2014.  Pursuant to the agreement, GBL surrendered 13,437,500 shares of common stock and 1,400,000 shares of preferred stock to us.  Additionally GBL forgave all preferred dividends in arrears totaling $315,412. GBL received no consideration for the stock other than the benefits we will receive.

Borrowings

In August 2013, we borrowed an aggregate of $100,000 from J. Kevin Adams, our Chief Executive Officer and President, in order to fund operations (the “August 2013 Notes”).  The August 2013 Notes bore interest at 12% per annum, matured on December 16, 2013, and were secured by accounts receivable, inventory and funds received upon sale of inventory or payment on accounts.  As of December 31, 2013, the August 2013 Notes were outstanding.  During August 2014, $67,000 was repaid and $33,000 remained outstanding as of December 31, 2014.

Director Independence

Our common stock is quoted on the OTC Pink Sheets, which does not require director independence requirements.  However, for purposes of determining director independence, we have applied the definitions set forth in NASDAQ Rule 5605(a)(2) which state, generally, that a director is not considered to be independent if he or she is, or at any time during the past three years was, an employee of the company; or if he or she (or his or her family member) accepted compensation from the company in excess of $120,000 during any twelve month period within the three years preceding the determination of independence.  We have determined that our current director is not “independent” as defined under NASDAQ Rule 5605(a)(2) and the related rules of the Securities and Exchange Commission.  We have also determined that, during fiscal 2014 and 2013, each of Mary F. Sharp, John H. Lamberson, Jr. and Peter Weisman were “independent” as defined under NASDAQ Rule 5605(a)(2) and the related rules of the Securities and Exchange Commission.  Ms. Sharp and Messrs. Lamberson and Weisman resigned as directors on January 17, 2014, January 17, 2014 and August 13, 2013, respectively.

Item 14.  Principal Accountant Fees and Services

During the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012, fees for services provided by KPMG LLP, our former independent registered public accounting firm, were as follows:

	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012
Audit Fees	$0	$24,000	$130,000
Tax Fees	$0	$0	$15,000
Total	$0	$24,000	$145,000

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Green Ballast, Inc.

We have audited the accompanying balance sheets of Green Ballast, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Green Ballast, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets by $5,540,702 at December 31, 2014. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sincerely,

/s/ HORNE LLP

Memphis, TN
June 30, 2015

GREEN BALLAST, INC.
Balance Sheets

	December 31,	December 31,
Assets	2014	2013
Current assets:
Cash and cash equivalents	$4,374	$30,402
Trade accounts receivable, less allowance for doubtful accounts of $3,086 and $22,448 at December 31, 2014 and 2013, respectively	7,054	337,663
Inventories	506,751	438,850
Prepaid expenses and other	9,861	11,439
Total current assets	528,040	818,354
Equipment, net	14,033	21,221
Intangible assets, net	1,382,849	1,509,521
Other assets	4,450	4,450
Total assets	$1,929,372	$2,353,546
Liabilities, Temporary Equity, and Permanent Equity (Deficit)
Current liabilities:
Current maturities of debt	$4,209,517	$4,172,016
Accounts payable	1,315,988	1,278,279
Accrued wages	626,261	507,168
Accrued expenses	224,956	209,787
Accrued interest	1,093,352	622,566
Dividends payable	—	203,416
Total current liabilities	7,470,074	6,993,232
Long term debt	—	—
Total liabilities	$7,470,074	$6,993,232
Commitments and contingencies (Note 11)	—	—
Temporary equity:
Redeemable preferred stock, $1.00 par value:
Authorized 5,000,000 shares:
3,000,000 shares designated as Series A; issued and none outstanding at December 31, 2014 and 1,400,000 shares outstanding at December 31, 2013	—	1,400,000
Permanent equity (deficit):
Common stock, $0.0001 par value. Authorized 245,000,000 shares; issued and outstanding 75,182,829 shares and 94,115,609 shares at December 31, 2014 and December 31, 2013, respectively	3,258	4,602
Additional paid-in capital	7,470,795	5,803,681
Accumulated deficit	(13,014,755)	(11,847,969)
Total permanent deficit	(5,540,702)	(6,039,686)
Total liabilities, temporary equity, and permanent deficit	$1,929,372	$2,353,546

See accompanying notes to financial statements.

GREEN BALLAST, INC.
Statements of Operations
	Year ended	Year ended
	December 31,	December 31,
	2014	2013
Net sales	$318,022	$1,446,365
Cost of sales	183,554	1,105,220
Gross profit	134,468	341,145
Operating expenses
Payroll and related expenses	202,052	1,110,321
Professional fees	209,181	361,675
Marketing and advertising expenses	66,813	184,277
Depreciation and amortization	149,216	150,213
Travel and entertainment	12,808	167,235
Rent	64,102	72,730
Directors and officers insurance	59,114	59,114
Other insurance	7,254	100,166
Other	37,912	118,797
Total operating expenses	808,452	2,324,528
Loss from operations	(673,984)	(1,983,383)

Interest expense, net	(492,802)	(721,476)
Loss before income taxes	(1,166,786)	(2,704,859)

Income taxes	—	—
Net loss	$(1,166,786)	$(2,704,859)
Current period preferred dividents	(111,996)	(111,996)
Benefit of surrender of preferred stock	1,400,000	-
Benefit of forgiveness of preferred dividents	315,412	-
Net income (loss) available to common shareholders	$436,630	$(2,816,855)

Net loss per share - Basic and diluted	$0.005	$(0.03)
Weighted average common shares outstanding:
Basic and diluted	88,874,357	98,316,866

See accompanying notes to financial statements.

GREEN BALLAST, INC.
Statement of Stockholders’ Deficit
 Years Ended December 31, 2014 and 2013

	Temporary equity		Permanent Equity (Deficit)
	Redeemable preferred stock Series A		Common stock		Additional	Accumulated	Total permanent
	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance, December 31, 2012	1,400,000	$1,400,000	102,497,289	$4,599	5,137,507	(9,143,110)	(4,001,004)
Stock compensation for stock awards to consultants	—	—	—	—	(6,910)	—	(6,910)
Stock compensation for restricted stock awards to employees	—	—	—	—	16,736	—	16,736
Forfeited stock awards to consultants	—	—	(540,000)	—	—	—	—
Forfeited stock awards to employees	—	—	(7,866,680)	—	—	—	—
Issuance of common stock	—	—	25,000	3	5,018	—	5,021
Dividends declared	—	—	—	—	(111,996)	—	(111,996)
Forgiveness of directors fees and wages	—	—	—	—	763,326	—	763,326
Net loss	—	—	—	—	—	(2,704,859)	(2,704,859)
Balance, December 31, 2013	1,400,000	$1,400,000	94,115,609	$4,602	5,803,681	(11,847,969)	(6,039,686)
Stock compensation for restricted stock awards to employees	—	—	—	—	62,354	—	62,354
Forfeited stock awards to employees	—		(5,495,280)	—	—	—	—
Dividends declared	—	—	—	—	(111,996)	—	(111,996)
Forgiveness of dividends declared	—	—	—	—	315,412	—	315,412
Surrender of preferred stock	(1,400,000)	(1,400,000)	—	—	1,400,000	—	1,400,000
Surrender of common stock	—	—	(13,437,500)	(1,344)	1,344	—	—
Net loss	—	—	—	—	—	(1,166,786)	(1,166,786)
Balance, December 31, 2014	—	$—	75,182,829	$3,258	7,470,795	(13,014,755)	(5,540,702)

See accompanying notes to financial statements.

GREEN BALLAST, INC.
Statements of Cash Flows
	Year ended	Year ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,166,786)	$(2,704,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	126,672	126,672
Depreciation of equipment	7,188	7,187
Accretion of debt discounts	11,709	334,548
Provision for bad debts	3,086	22,448
Stock awards to outside advisor and consultants (benefit)	—	(6,910)
Stock-based compensation expense	62,354	16,736
Changes in operating assets and liabilities:
Trade accounts receivable	327,523	143,981
Inventories	(67,901)	212,214
Contract costs in excess of billings	—	100,978
Prepaid expenses and other	1,578	9,228
Accounts payable	37,709	400,701
Accrued expenses	15,169	(62,289)
Accrued interest	470,786	382,950
Accrued wages	119,093	724,878
Net cash used in operating activities	(51,820)	(291,537)
Cash flows from investing activities:
	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of short-term debt	328,488	771,500
Repayment of short-term debt	(302,696)	(465,000)
Net cash provided by financing activities	25,792	306,500
Increase (decrease) in cash and cash equivalents	(26,028)	14,963
Cash and cash equivalents, beginning of period	30,402	15,439
Cash and cash equivalents, end of period	$4,374	$30,402

Supplemental cash flow information:
Cash paid during the year for interest	$37,573	$4,616
Supplemental non-cash flow information:
Surrender of preferred stock	$1,400,000	$—
Forgiveness of directors fees and wages	$—	$763,326
Dividends declared but not paid	$111,996	$111,996
Forgiveness of dividends declared	$315,412	$—

See accompanying notes to financial statements.

GREEN BALLAST, INC.

Notes to Financial Statements

December 31, 2014 and 2013

(1)	Description of Business

Green Ballast, Inc. (the “Company”) was incorporated in the State of Delaware on April 13, 2011. The Company is headquartered in Memphis, Tennessee. The Company develops, markets, and distributes daylight harvesting and programmable ballasts for fluorescent fixtures, which incorporates energy efficient technology.

On April 15, 2011, the Company was capitalized with $3,000,000 contributed by Green Ballast LLC (“GBL”), which consisted of $2,532,000 in cash and $468,000 in inventory of ballasts. In exchange, 32,500,000 shares of common stock, 1,200,000 shares of redeemable Series A preferred stock, and a convertible promissory note in the principal amount of $1,800,000 (the “GBL Note”) were issued by the Company.

The proceeds from the capitalization were used to purchase certain assets, including intellectual property, from Gemini Master Fund, Ltd. (“Gemini”) for a purchase price of $2,200,000, pursuant to an asset purchase agreement. The consideration paid consisted of $400,000 in cash, and the issuance of a convertible promissory note in the principal amount of $1,800,000 (the “Gemini Note”) and warrants to purchase up to 5,000,000 shares of common stock.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles.

The Company early adopted Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  This standard removes all incremental financial reporting requirements from U.S. generally accepted accounting principles for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification.  Upon adoption, the Company no longer reports its operations as a developmental stage entity and eliminated all inception to date information.

(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation allowances for receivables and deferred income tax assets; carrying value of intangibles; valuation of share-based compensation; and other equity and debt instruments.

GREEN BALLAST, INC.

Notes to Financial Statements

December 31, 2014 and 2013

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

(d)	Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company recorded a provision of $3,086 and $22,448 in 2014 and 2013, respectively, to the allowance for doubtful accounts.  The Company recognized write-offs of $0 and $3,127 in 2014 and 2013, respectively. The Company does not have any off-balance-sheet credit exposure related to its customers.

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

(g)	Prepaid Expenses and Other

Prepaid expenses and other consist of prepaid insurance and prepaid software subscriptions.

(h)	Equipment

Equipment is stated at cost.

Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful life of equipment is five years. Total depreciation was $7,188 and was $7,187 for the years ended December 31, 2014 and 2013, respectively, which was recorded as operating expense.

GREEN BALLAST, INC.

Notes to Financial Statements

December 31, 2014 and 2013

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

GREEN BALLAST, INC.

Notes to Financial Statements

December 31, 2014 and 2013

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

In the ordinary course of business, the Company becomes a party to financial instruments, which primarily consist of cash equivalents, accounts receivable, accounts payable, and other obligations. Based upon their respective maturity and terms, prevailing interest rates, and other pertinent factors, management believes the carrying value of these financial instruments reasonably approximates their fair value as of December 31, 2014 and 2013, respectively.

(o)	Product Warranties

The Company provides a five-year warranty on all of its ballast products. In the event of a warranty claim, the Company will replace the product and reimburse the purchaser $10 per ballast to defray any installation costs. Estimated future warranty costs are accrued and charged to cost of goods sold in the period that the related revenue is recognized. Warranty liability is included in accrued expenses and was $20,000 at December 31, 2014 and 2013.  Warranty expense was $747 and $13,229 for the years ended December 31, 2014 and 2013, respectively.

(3)	Going Concern

The Company is still in the process of developing and sufficiently executing its business plan to sustain financial viability. The Company has sustained operating losses since its inception and has relied primarily on funds raised through the sale of equity or debt securities, and short-term financings to fund its operations. The Company did not experience a substantial increase in sales in 2013 or 2014, and additional financing was needed to fund its operations. As of December 31, 2014 the Company has a working capital deficit of $6,942,034 and stockholders’ deficit of $5,540,702 and has used $26,028 of cash in operations.  As of December 31, 2013, the Company has a working capital deficit of $6,174,878 and stockholders’ deficit of $6,039,686 and cash totaling $14,963 was provided by operations.

In addition, the Company may not have sufficient liquidity to meet its debt service requirements or to satisfy other financial obligations. These issues raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

GREEN BALLAST, INC.

Notes to Financial Statements

December 31, 2014 and 2013

During 2013, four members of management executed waivers to forgo their respective accrued salaries and seven directors executed waivers to forgo their respective accrued director fees as of June 30, 2013.  This forgiveness of accrued salaries and fees was accounted for as a capital contribution since these individuals are also shareholders of the Company.  Accordingly, the Company increased its additional paid-in capital by $763,326 to account for these waivers for the year ended December 31, 2013.  The Company did not renew any employment contracts and all contracts were terminated as of March 31, 2014.  One employee is being paid monthly through a consulting fee arrangement.

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

Intangible assets comprised intellectual property with a gross carrying amount of $1,852,591 at both December 31, 2014 and 2013 that was determined based on the fair value of the consideration given, net of accumulated amortization of $469,742 and $343,070 at December 31, 2014 and 2013, respectively. The intellectual property consists primarily of a patent, which is amortized over a period of approximately 15 years, which represents the estimated useful life of the patent. Estimated annual amortization expense for each of the next five years is approximately $127,000.

Based on the current and projected near term operating results for the Company, the ability to project long-term operating results is not considered reliable. Therefore, management has decided that the intangibles are impaired as of December 31, 2014. The Company determined the fair value exceeded the carrying value as of December 31, 2014 and 2013.  The Company relied on a recent third-party purchase of a portion of the Company’s indebtedness, which is secured primarily by the intangibles, in order to estimate the fair value of the intangibles. This method indicated that the carrying value of the intangibles is less than the implied fair value. Accordingly, no impairment charge was recognized.

(5)	Debt

The GBL Note bears interest at 8% per annum, matured in due course on April 15, 2013, and is secured by all of the Company’s assets, including its intellectual property. The GBL Note had a principal balance of $1,800,000 and a discount of approximately $528,000 recorded in connection with the relative fair value allocation of the GBL Note at the April 15, 2011 initial capitalization date. The discount is recognized as an adjustment to interest expense over the life of the note using a method that approximates the effective-interest method. The GBL Note is automatically converted into shares of redeemable Series A preferred stock on the basis of one share for every $1.00 that the outstanding principal amount of the GBL Note is reduced by repayment or conversion.  The GBL Note has an outstanding principal balance of $1,600,000 as of December 31, 2014 and 2013.

GREEN BALLAST, INC.

Notes to Financial Statements

December 31, 2014 and 2013

As described below, the Gemini Note was transferred to LIG, LLC (“LIG”) in December 2014.  Pursuant to its terms, the Gemini Note bears interest at 8% per annum and may be converted into shares of common stock at $0.225 per share for a total of 8 million shares of common stock. It matured in due course on April 15, 2013. As the outstanding principal amount of the Gemini Note is reduced by conversion or repayment, the Gemini Note automatically converts to Series A redeemable preferred stock. The Gemini Note is secured by the Company’s assets, including its intellectual property. The security interests granted to Gemini (which rights were subsequently transferred to LIG) and GBL are each first priority liens and rank equally with each other.

The Gemini Note had a principal balance of $1,800,000 and a discount of approximately $408,000 recorded to reflect the fair value adjustment to the Gemini Note in connection with a nonmonetary exchange to acquire the intellectual property from Gemini. The discount is recognized as an adjustment to interest expense over the life of the note using a method that approximates the effective-interest method. In addition, the Gemini Note included warrants to purchase up to 5,000,000 share of common stock. These warrants are described in more detail in note 6.  The Gemini Note has an outstanding principal balance of $1,600,000 as of December 31, 2014 and 2013.

From October 2012 to January 2013, the Company entered into purchase agreements with certain accredited investors pursuant to which the Company issued eleven 8% Mandatorily Convertible Notes (the “Investor Notes”) in the aggregate principal amount of $675,000 and an aggregate of 675,000 shares of common stock, $0.0001 par value per share for aggregate proceeds of $675,000. These Investor Notes matured on October 16, 2013 and had a principal balance of $675,000 as of that date. The common stock was recorded at its fair value of $140,000. A resulting discount to the Investor Notes was recognized as an adjustment to interest expense over the life of the note using a method that approximates the effective-interest method.  Upon a closing of a subsequent private placement of our equity or equity linked securities (a “Subsequent Offering”) and upon the completion of a recapitalization of our capital stock resulting in the reduction of the number of shares of our outstanding Common Stock (each, a “Conversion Event”), the outstanding principal amount of each Investor Note is automatically convertible into shares of our Common Stock.  The number of shares of Common Stock to be issued upon conversion is equal to (a)(i) the principal amount of the Investor Note (ii) divided by the pre-money valuation of the Company used in the Subsequent Offering, and then (iii) multiplied by the number of shares of Common Stock outstanding after the Conversion Event (the “Base Number”), plus (b) 20% of the Base Number.  On the conversion date, all accrued but unpaid interest on the Notes will be forgiven.  The Investor Notes have an outstanding aggregate principal balance of $675,000 as of December 31, 2014 and 2013.

From January 2013 to June 2013, the Company borrowed an aggregate principal amount of $400,000 in twenty-five day short term loans from certain accredited investors in order to fund operations (the “January 2013 Notes”).  The January 2013 Notes bore interest at 12% per annum.  From March to July 2013, the January 2013 Notes were paid off on their maturity dates.

In June 2013, the Company borrowed a total of $65,000 from GBL to fund operations.  This loan was paid off in 7 days.

In August 2013, the Company borrowed an aggregate of $100,000 from its Chief Executive Officer in order to fund operations (the “August 2013 Notes”).  The August 2013 Notes bore interest at 12% per annum, matured on December 16, 2013, and were secured by accounts receivable, inventory and funds received upon sale of inventory or payment on accounts.  As of December 31, 2013, the August 2013 Notes were outstanding.  During August 2014, $67,000 was repaid and $33,000 remained outstanding as of December 31, 2014.

GREEN BALLAST, INC.

Notes to Financial Statements

December 31, 2014 and 2013

In October 2013, the Company borrowed $208,725 from an accredited investor in order to purchase inventory for certain jobs (the “October 2013 Note”).  The October 2013 Note was issued for an original issue discount of $27,225.  No interest payments were made on the October 2013 Note prior to the maturity date of March 1, 2014.  The October 2013 Note is secured by certain inventory of the Company and accounts receivable.  The October 2013 Note was not repaid by the maturity date so penalty interest of 18% per annum was charged from the maturity date until dates of repayment.  From April 2014 to August 2014, the October 2013 Note, including all interest and penalties related thereto, was repaid.

In January 2014, the Company borrowed $241,517 from the Company’s affiliate, IRC, to fund operations (the “January 2014 Note”).  The January 2014 Note bore interest at 8% per annum, matures on January 1, 2016, and was unsecured.  As of December 31, 2014, the outstanding principal balance on the January 2014 Note was $241,517.  The Company also borrowed an additional $26,971 from IRC, which it repaid to IRC in 2014.

In July 2014, the Company entered into an agreement with a financial advisory firm to provide strategic, financial, operational and other relevant advisory services to help optimize the Company’s growth strategy and enhance shareholder value.  The Company agreed to pay a monthly retainer fee of $20,000 during term of Agreement.  From July 2014 to December 2014, the Company borrowed the total sum of $60,000 from an accredited investor to pay said retainer fees, by issuing three 8% convertible notes in the aggregate principal amount of $60,000 (the “July 2014 Notes”).  The July 2014 Notes are subject to a conversion into common stock at the option of the holder on a dollar for dollar basis on the same terms as other investors when a conversion event occurs as defined in the July 2014 Notes. As of December 31, 2014, the outstanding principal balance on the July 2014 Note was $60,000.

In March 2014, notification of disposition of collateral held by the Company’s noteholders, Gemini and GBL, was given to Company.  Gemini proposed to sell all property and assets of the Company at a foreclosure sale to the highest qualified bidder held in May 2014.  The sale did not take place because Gemini agreed to sell its debt to LIG.

In December 2014, an Assignment of the Gemini Note was entered into from Gemini to LIG.  The outstanding principal balance of $1,600,000, the warrants to purchase an aggregate of 5,000,000 shares of common stock and 1,017,384 shares of common stock owned by Gemini were transferred to LIG.  Also, 2,000,000 shares of common stock owned by GB Solutions, LLC, a related party to Gemini, were also transferred to LIG.

Since each of the Gemini Note, GBL Note, Investor Notes and August 2013 Notes have matured, the Company is accruing late fees and penalty interest.

GREEN BALLAST, INC.

Notes to Financial Statements

December 31, 2014 and 2013

Summary of Indebtedness:

	December 31, 2014		December 31, 2013
GBL Note	$1,600,000		$1,600,000
Gemini Note	1,600,000	(1)	1,600,000
Investor Notes	675,000		675,000
August 2013 Notes	33,000		100,000
October 2013 Note	—		208,725
January 2014 Note	241,517		—
July 2014 Notes	60,000		—
Less unamortized discounts on above Notes	—		(11,709)
Total debt	$4,209,517		$4,172,016
Less current maturities of debt	(4,209,517)		(4,172,016)
Long term debt	$—		$—

(1)  The Gemini Note was owned by LIG, LLC as of December 31, 2014.

The debt agreements contain various nonfinancial covenants.

(6)	Income Taxes

The recorded income tax expense rate differs from the U.S. federal income tax rate of 34% as a result of nondeductible interest expense related to the GBL and Gemini Notes, as well as the Company recording a 100% valuation allowance on all of its net temporary deductible differences, including net operating loss carryforwards.

The reconciliation between the federal statutory tax rate and the Company’s effective tax rate for the years ended December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013
Expected federal tax benefit	34.00%	34.00%
Increase (reduction) resulting from:
State tax-net of federal tax benefit	2.28	3.11
Nondeductible expenses	(15.94)	(9.35)
Valuation Allowance	(20.34)	(27.76)
Effective tax	—%	—%

As of December 31, 2014, the Company has estimated that it has approximately $8,535,000 of U.S. federal and state net operating loss carryforwards, which expire beginning 2026, available to offset future taxable income.

GREEN BALLAST, INC.

Notes to Financial Statements

December 31, 2014 and 2013

The significant components of deferred income taxes as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Provision for bad debts	$1,182	$8,595
Warranty reserve	7,658	7,658
Intangible Amortization	2,487	1,275
Other	766	766
Net operating loss carry forwards	3,268,069	3,029,492
Deferred tax assets	3,280,162	3,047,786
Deferred tax liabilities:
Depreciation	(928)	(5,877)
Deferred tax liabilities	(928)	(5,877)
Net deferred tax asset	3,279,234	3,041,909
Valuation allowance	(3,279,234)	(3,041,909)
	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2014 and 2013 was $3,279,234 and $3,041,909, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities (including the impact of carryforward periods) and projected future taxable income in making this assessment.  Based upon the lack of operating history of the Company, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences, including net operating loss carryforwards.  No unrecognized tax benefits exist as of December 31, 2014 and 2013.

Internal Revenue Code Section 382 places a limitation (the “Section 382 limitation”) on the amount of taxable income which can be offset by net operating loss carryforwards after a change in control (generally greater than a 50% change in ownership) of a loss corporation.  Generally, after a control change, a loss corporation cannot deduct operating loss carryforwards in excess of the Section 382 limitation.  The Company will continue to evaluate whether these changes have occurred and whether it is subject to any Section 382 limitations.  If these changes have occurred, the ultimate realization of the net operating losses could be permanently impaired.

GREEN BALLAST, INC.

Notes to Financial Statements

December 31, 2014 and 2013

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

During 2013, the Company issued 25,000 shares of common stock totaling $5,021.  In December 2014, a Stock Surrender Agreement was entered into by the Company and GBL.  GBL owned 20,437,500 shares of common stock and 1,400,000 shares of preferred stock of the Company at December 18, 2014.  In order to help facilitate potential restructuring of the Company for the benefit of all shareholders and creditors, GBL surrendered 13,437,500 shares of common stock and 1,400,000 shares of preferred stock to the Company.  GBL received no consideration for the stock other than the benefit the Company will receive in its restructuring process.  GBL then transferred 5,000,000 shares to IRC - Interstate Realty Corporation. GBL then sold 2,000,000 shares of common stock to other investors. After surrendering the stock and selling the shares, GBL owned 0 shares of common stock and 0 shares of preferred stock as of December 31, 2014.  Dividends of $315,412 were also forgiven during December 2014.

(b)	Common Stock Warrants

In connection with the issuance of the Gemini Note to purchase intellectual property from Gemini, warrants to acquire 5,000,000 shares of common stock were issued. These warrants consist of the following:

·   1,500,000 of the warrants are exercisable at $0.30 per share with a forced exercise once the shares of common stock are trading at $0.60 per share for 15 out of any 20 consecutive trading days.
·   1,500,000 of the warrants are exercisable at $0.40 per share with a forced exercise once the shares of common stock are trading at $0.80 per share for 15 out of any 20 consecutive trading days.
·   2,000,000 of the warrants are exercisable at $0.60 per share with a forced exercise once the shares of common stock are trading at $1.20 per share for 15 out of any 20 consecutive trading days.

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

GREEN BALLAST, INC.

Notes to Financial Statements

December 31, 2014 and 2013

LIG may redeem the warrants for cash at the value of the warrants if the Company fails to: (a) use reasonable efforts to file a registration statement registering the common stock underlying the warrants; (b) reasonably diligently respond to comments from the Securities and Exchange Commission (the “SEC”) in connection with the registration of common stock; (c) use best efforts to cause the common stock underlying the warrants to be registered; or (d) take any action to voluntarily withdraw registration of the common stock underlying the warrants.

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

As discussed in note 5, Gemini assigned its outstanding warrants to LIG, LLC in December 2014.

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

As discussed in note 7 (a), GBL surrendered its 1,400,000 shares of preferred stock of the Company in December 2014.

(9)	Stock Compensation Plan

In 2011, the Company adopted a restricted stock compensation plan (the “Plan”) pursuant to which the Company’s board of directors may grant unvested shares of common stock (stock awards) to officers and key employees and consultants approved by the board of directors. On June 23, 2011, the Company granted 57,500,000 shares of common stock, which represented the maximum aggregate number of common stock that may be issued under the Plan. Included in the 57,500,000 shares that were granted were 1,350,000 shares that were granted to certain consultants in exchange for services provided to the Company, as further discussed in note 7. The grant date fair value of these restricted shares was approximately $61,000.

GREEN BALLAST, INC.

Notes to Financial Statements

December 31, 2014 and 2013

The stock awards will vest if the following market conditions are met:

·
One-third of such restricted stock will vest on the first date on which the Company attains an average market capitalization for any 10 trading days during any 15 consecutive trading day period in excess of $15.87 million;

·
One-third of such restricted stock will vest on the first date on which the Company attains an average market capitalization for any 10 trading days during any 15 consecutive trading day period in excess of $60 million; and

·	One-third of such restricted stock will vest on the first date on which the Company attains an average market capitalization for any 10 trading days during any 15 consecutive trading day period in excess of $120 million.

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

The first one-third of such restricted stock was vested because the conditions were met.  Due to the termination of employment contracts, the awards became service period awards and reallocated over the employees’ service periods.  This resulted in an adjustment to APIC.  In 2013, the total amount of compensation expense for the restricted shares award to employees was decreased by $517,718 and adjustment to outside consultants was decreased by $18,467.

At December 31, 2014 and 2013, there was approximately $0 and $62,354, respectively, of total unrecognized compensation cost related to the stock awards granted under the Plan.

GREEN BALLAST, INC.

Notes to Financial Statements

December 31, 2014 and 2013

(10)	Related Parties

The Company subleases its principal offices from CBRE | Memphis for $5,000 per month.  The Company accrues any unpaid amounts for rent as an account payable.  The Company paid $0 to CBRE | Memphis and accrued $60,000 for rent for both years ended December 31, 2014 and 2013 for the office space provided.  The Company’s Chief Executive Officer, J. Kevin Adams is the chief executive officer of CBRE | Memphis. The Company believes the terms and amounts being paid for these services and for our subleased offices are no less favorable than the terms we could have obtained from unaffiliated third parties.

On April 15, 2011, the Company entered into an accounting services agreement and a marketing services agreement with IRC – Interstate Realty Corporation, which is a related party through its ownership of the Company’s common stock and through its chairman and chief executive officer, who is J. Kevin Adams, the Company’s Chief Executive Officer.  The agreement for accounting and marketing services had an initial term of one year, subject to automatic one-year extensions unless we or IRC – Interstate Realty Corporation provides written notice of termination. The Company paid $0 to IRC – Interstate Realty Corporation and accrued $42,000 for fees for both fiscal years ended December 31, 2014 and 2013 for the accounting and marketing services provided.

The managing member of GBL is IRC - Interstate Realty Corporation.  J. Kevin Adams, the Company’s Chief Executive Officer and President, is the Chairman and Chief Executive Officer of IRC - Interstate Realty Corporation.  In January 2014, the Company borrowed $241,517 from IRC, to fund operations (the “January 2014 Note”).  The January 2014 Note bore interest at 8% per annum, matures on January 1, 2016, and was unsecured.  The Company also borrowed an additional $26,971 from IRC which it repaid to IRC in 2014.  In December 2014, the Company entered into a stock surrender agreement with GBL.  Pursuant to the agreement, GBL surrendered 13,437,500 shares of common stock and 1,400,000 shares of preferred stock to the Company.  GBL received no consideration for the stock other than the benefits the Company will receive.

In August 2013, the Company borrowed an aggregate of $100,000 from J. Kevin Adams, the Company’s Chief Executive Officer and President, in order to fund operations (the “August 2013 Notes”).  The August 2013 Notes bore interest at 12% per annum, matured on December 16, 2013, and were secured by accounts receivable, inventory and funds received upon sale of inventory or payment on accounts.  As of December 31, 2013, the August 2013 Notes were outstanding.  During August 2014, $67,000 was repaid and $33,000 remained outstanding as of December 31, 2014.

Additionally, see note 5 for a summary of related party indebtedness outstanding at December 31, 2014 and 2013.

(11)	Commitments and Contingencies

Warranties

The Company provides standard warranties on all of its products for the repair or replacement of defective products within five years from the date of purchase. The Company has recourse provisions that would allow recovery of warranty costs from its suppliers. The Company has not incurred any significant warranty claims since its inception.

GREEN BALLAST, INC.

Notes to Financial Statements

December 31, 2014 and 2013

Litigation

On June 28, 2013, the Company terminated William H. Bethell’s employment for cause and removed him as Chief Financial Officer and Treasurer. On July 10, 2013, the Company was named as a respondent in a complaint filed by Mr. Bethell with the American Arbitration Association in Memphis, Tennessee. In the complaint, Mr. Bethell alleged a breach of contract, and asserted that the Company terminated his employment in contravention of his employment contract. The complaint seeks monetary damages for unpaid salary through the termination date and for the remainder of the term of his employment contract, additional shares of Common Stock of the Company and the release of Mr. Bethell from certain non-compete and confidentiality agreements. The Company believes it properly terminated Mr. Bethell’s employment, and that the Company has strong defenses to this claim. The arbitrators were recently selected and the arbitration is proceeding.

On August 5, 2013, the Company filed a lawsuit in the United States District Court for the Western District of Tennessee, Western Division against Mr. Bethell, GNAC, LLC, Nick Bussanich and various unnamed defendants. The Company’s lawsuit alleged that Messers. Bethell and Bussanich defamed the Company, violated non-compete agreements and non-disclosure agreements and breached their fiduciary duty and duty of loyalty by, among other things, soliciting sales from the Company’s then-current customers and communicating untrue information about it. The lawsuit further alleged that the various defendants conspired together and tortuously interfered with the Company’s business relationships and induced its employees to breach their contracts with the Company. Subsequently, the Company voluntarily dismissed the lawsuit.

Other than the disclosure provided above, the Company is not currently aware of any legal proceedings ongoing, pending, or threatened, which are expected to have a material adverse effect on the Company’s business or financial condition, and no such legal proceedings occurred during the fiscal years ended December 31, 2014 and December 31, 2013.

UNAUDITED QUARTERLY
FINANCIAL INFORMATION

GREEN BALLAST, INC.

Balance Sheets

	September 30,	June 30,	March 31,	September 30,
	2014	2014	2014	2013
Assets	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$1,199	$60,436	$23,530	$59
Trade accounts receivable, net	17,995	118,108	397,233	112,206
Inventories	503,327	519,922	532,832	478,721
Prepaid expenses and other	14,939	10,789	4,645	20,510
Total current assets	537,460	709,255	958,240	611,496
Equipment, net	15,830	17,627	19,424	23,018
Intangible assets, net	1,414,517	1,446,185	1,477,853	1,541,189
Other assets	4,450	4,450	4,450	4,450
Total assets	$1,972,257	$2,177,517	$2,459,967	$2,180,153
Liabilities, Temporary Equity, and Permanent Deficit
Current liabilities:
Current maturities of debt	$4,077,846	$4,184,556	$4,250,090	$3,971,519
Accounts payable	1,400,212	1,365,843	1,491,407	1,370,006
Accrued wages	626,261	626,261	626,261	418,703
Accrued expenses	223,062	185,786	186,609	78,879
Accrued interest	970,062	858,699	737,252	514,284
Dividends payable	287,413	259,414	231,415	175,417
Total current liabilities	7,584,856	7,480,559	7,523,034	6,528,808
Long term debt	—	—	—	—
Total liabilities	7,584,856	7,480,559	7,523,034	6,528,808
Temporary equity:
Redeemable preferred stock, $1.00 par value:
Authorized 5,000,000 shares:
3,000,000 shares designated as Series A; issued and none outstanding at December 31, 2014 and 1,400,000 shares outstanding at	1,400,000	1,400,000	1,400,000	1,400,000
December 31, 2013
Permanent deficit:
Common stock, $0.0001 par value. Authorized 245,000,000 shares	4,602	4,602	4,602	4,602
Additional paid-in capital	5,782,038	5,810,037	5,823,919	5,769,239
Accumulated deficit	(12,799,239)	(12,517,681)	(12,291,588)	(11,522,496)
Total permanent deficit	(7,012,599)	(6,703,042)	(6,463,067)	(5,748,655)
Total liabilities, temporary equity, and permanent deficit	$1,972,257	$2,177,517	$2,459,967	$2,180,153

 GREEN BALLAST, INC.

Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013
Net sales	$178,072	$233,351
Cost of sales	146,771	71,564
Gross profit	31,301	161,787
Operating expenses
Payroll and related expenses	188,977	578,406
Professional fees	60,060	164,906
Marketing and advertising expenses	7,456	100,628
Depreciation and amortization	33,465	41,520
Travel and entertainment	6,028	60,308
Rent	15,956	21,621
Directors and officers insurance	14,778	14,778
Other insurance	4,807	31,999
Other	17,008	67,021
Total operating expenses	348,535	1,081,187
Loss from operations	(317,234)	(919,400)
Interest expense, net	(126,385)	(292,755)
Loss before income taxes	(443,619)	(1,212,155)
Income taxes	—	—
Net loss	$(443,619)	$(1,212,155)
Current period prefered dividends	(27,999)	(27,999)
Net loss available to common shareholders	$(471,618)	$(1,240,154)
Net loss per share - Basic and diluted	(0.005)	(0.01)
Weighted average common shares outstanding:
Basic and diluted	94,115,609	102,513,956

 GREEN BALLAST, INC.

Statements of Operations (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Net sales	$98,831	$462,686	$276,903	$696,037
Cost of sales	13,574	335,385	160,345	406,949
Gross profit	85,257	127,301	116,558	289,088
Operating expenses
Payroll and related expenses	13,075	565,840	202,052	1,144,246
Professional fees	35,056	44,608	95,116	209,514
Marketing and advertising expenses	47,847	54,418	55,303	155,046
Depreciation and amortization	44,982	37,924	78,447	79,444
Travel and entertainment	4,768	69,620	10,796	129,928
Rent	16,083	19,368	32,039	40,989
Directors and officers insurance	14,778	14,778	29,556	29,556
Other insurance	2,543	33,568	7,350	65,567
Other	10,779	34,851	27,787	101,872
Total operating expenses	189,911	874,975	538,446	1,956,162
Loss from operations	(104,654)	(747,674)	(421,888)	(1,667,074)
Interest expense, net	(121,439)	(143,594)	(247,824)	(436,349)
Loss before income taxes	(226,093)	(891,268)	(669,712)	(2,103,423)
Income taxes	—	—	—	—
Net loss	$(226,093)	$(891,268)	$(669,712)	$(2,103,423)
Current period preferred dividends	(27,999)	(27,999)	(55,998)	(55,998)
Net loss available to common shareholders	$(254,092)	$(919,267)	$(725,710)	$(2,159,421)
Net loss per share - Basic and diluted	(0.003)	(0.009)	(0.008)	(0.02)
Weighted average common shares outstanding:
Basic and diluted	88,620,329	102,522,289	91,367,969	102,518,122

GREEN BALLAST, INC.

Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Net sales	$33,028	$242,411	$309,931	$938,448
Cost of sales	16,190	219,436	176,535	626,385
Gross profit	16,838	22,975	133,396	312,063
Operating expenses
Payroll and related expenses	—	(236,842)	202,052	907,404
Professional fees	82,584	66,824	177,700	276,338
Marketing and advertising expenses	21,431	38,369	76,734	193,415
Depreciation and amortization	37,304	37,304	115,751	116,748
Travel and entertainment	2,894	22,408	13,690	152,336
Rent	16,049	60,886	48,088	101,875
Directors and officers insurance	14,779	14,779	44,335	44,335
Other insurance	(3,057)	29,292	4,293	94,859
Other	4,512	107,231	32,299	209,103
Total operating expenses	176,496	140,251	714,942	2,096,413
Loss from operations	(159,658)	(117,276)	(581,546)	(1,784,350)
Interest expense, net	(121,900)	(158,687)	(369,724)	(595,036)
Loss before income taxes	(281,558)	(275,963)	(951,270)	(2,379,386)
Income taxes	—	—	—	—
Net loss	$(281,558)	$(275,963)	$(951,270)	$(2,379,386)
Current period preferred dividends	(27,999)	(27,999)	(83,997)	(83,997)
Net loss available to common shareholders	$(309,557)	$(303,962)	$(1,035,267)	$(2,463,383)
Net loss per share - Basic and diluted	(0.003)	(0.003)	(0.01)	(0.02)
Weighted average common shares outstanding:
Basic and diluted	88,620,329	94,115,609	90,542,089	99,717,285

GREEN BALLAST, INC.

Statements of Cash Flows (Unaudited)

	Three Months	Three Months	Six Months	Six Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Ended	Ended
	March 31, 2014	March 31, 2013	June 30, 2014	June 30, 2013	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(443,619)	$(1,212,155)	$(669,712)	$(2,103,423)	$(951,270)	$(2,379,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	31,668	31,668	63,336	63,336	95,004	95,004
Depreciation of equipment	1,797	9,851	3,594	3,594	5,391	5,390
Accretion of debt discounts	3,905	212,551	3,905	276,954	3,905	315,551
Provision for bad debts	14,591	11,095	10,288	2,047	9,276	5,679
Stock awards to outside advisor and consultants (benefit)	—	3,852	—	7,704	—	(6,911)
Stock-based compensation expense (benefit)	48,237	157,360	62,354	314,719	62,354	(45,704)
Changes in operating assets and liabilities:
Trade accounts receivable	(74,161)	247,830	209,267	299,418	310,392	386,207
Inventories	(93,982)	(12,914)	(81,072)	122,643	(64,477)	172,343
Contract costs in excess of billings	—	21,978	—	82,858	—	100,978
Prepaid expenses and other	6,794	(19,769)	650	(19,774)	(3,500)	157
Accounts payable	213,128	285,887	87,564	386,226	121,933	492,428
Accrued expenses	(23,178)	(61,771)	(24,001)	(128,470)	13,275	(193,197)
Accrued interest	114,686	88,138	236,133	180,576	347,496	274,668
Accrued wages	119,093	153,545	119,093	519,628	119,093	636,413
Net cash provided by (used in) in operating activities	(81,041)	(82,854)	21,399	8,036	68,872	(140,380)
Cash flows from investing activities:
Purchase of property and equipment	—	—	—	—	—	—
Net cash used in investing activities	—	—	—	—	—	—
Cash flows from financing activities:
Proceeds from issuance of short-term debt	74,169	125,000	108,635	125,000	204,621	590,000
Repayment of short-term debt	—	—	(100,000)	(57,000)	(302,696)	(465,000)
Net cash provided by financing activities	74,169	125,000	8,635	68,000	(98,075)	125,000
Increase (decrease) in cash and cash equivalents	(6,872)	42,146	30,034	76,036	(29,203)	(15,380)
Cash and cash equivalents, beginning of period	30,402	15,439	30,402	15,439	30,402	15,439
Cash and cash equivalents, end of period	$23,530	$57,585	$60,436	$91,475	$1,199	$59
Supplemental cash flow information:
Cash paid for interest	$—	$2,761	$37,573	$2,761	$37,573	$4,616
Supplemental non cash flow information:
Dividends declared but not paid	$27,999	$27,999	$55,998	$55,998	$83,997	$83,997
Forgiveness of directors fees and wages	$—	$—	$—	$763,326	$—	$763,326

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

Signature	Title	Date
/s/ J. Kevin Adams	Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial Officer)	June 30, 2015
J. Kevin Adams

/s/ Penelope Springer	Principal Accounting Officer	June 30, 2015
Penelope Springer

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 3.2	Bylaws, as amended on October 21, 2011 (incorporated by reference to Exhibit 3.2 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.1
Amended and Restated Class A Common Stock Purchase Warrant, dated as of October 21, 2011, and issued to Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 4.1 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.2
Amended and Restated Class B Common Stock Purchase Warrant, dated as of October 21, 2011, and issued to Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 4.2 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.3
Amended and Restated Class C Common Stock Purchase Warrant, dated as of October 21, 2011, and issued to Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 4.3 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.4	Amendment No. 1 to Warrants dated March 28, 2012 (incorporated by reference to Exhibit 4.3 to Green Ballast, Inc.’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 4.5	Amendment to Warrants dated October 16, 2012 by and between Green Ballast, Inc. and Gemini Master Fund, Ltd.

Exhibit 4.6
8% Senior Secured Convertible Note, dated as of April 15, 2011, and issued to Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 4.4 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.7
Amendment No. 1 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of August 29, 2011, and issued to Gemini Master Fund, Ltd (incorporated by reference to Exhibit 4.5 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.8
Amendment No. 2 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of November 28, 2011 (incorporated by reference to Exhibit 4.5 to Green Ballast, Inc.’s Registration Statement on Form S-1/A (File No. 333-177526) filed on December 6, 2011)

Exhibit 4.9
Amendment No. 3 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of January 31, 2012 (incorporated by reference to Exhibit 4.1 to Green Ballast, Inc.’s Current Report on Form 8-K filed on February 3, 2012)

Exhibit 4.10
Amendment No. 4 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of February 29, 2012 (incorporated by reference to Exhibit 4.1 to Green Ballast, Inc.’s Current Report on Form 8-K filed on March 5, 2012)

Exhibit 4.11
Amendment No. 5 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of March 31, 2012 (incorporated by reference to Exhibit 4.1 to Green Ballast, Inc.’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit No.	Description

Exhibit 4.12
Amendment No. 6 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of March 31, 2012 (incorporated by reference to Exhibit 4.1 to Green Ballast, Inc.’s Current Report on Form 8-K filed on May 28, 2013)

Exhibit 4.13
8% Senior Secured Note, dated as of April 15, 2011, and issued to Green Ballast LLC. (incorporated by reference to Exhibit 4.6 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.14
Amendment No. 1 to Green Ballast, Inc., 8% Senior Secured Note, dated as of August 29, 2011, and issued to Green Ballast LLC (incorporated by reference to Exhibit 4.5 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.15
Amendment No. 2 to Green Ballast, Inc., 8% Senior Secured Note, dated as of November 28, 2011 (incorporated by reference to Exhibit 4.7 to Green Ballast, Inc.’s Registration Statement on Form S-1/A (File No. 333-177526) filed on December 6, 2011)

Exhibit 4.16
Amendment No. 3 to Green Ballast, Inc., 8% Senior Secured Note, dated as of January 31, 2012 (incorporated by reference to Exhibit 4.2 to Green Ballast, Inc.’s Current Report on Form 8-K filed on February 3, 2012)

Exhibit 4.17
Amendment No. 4 to Green Ballast, Inc., 8% Senior Secured Note, dated as of February 29, 2012 (incorporated by reference to Exhibit 4.2 to Green Ballast, Inc.’s Current Report on Form 8-K filed on March 5, 2012)

Exhibit 4.18
Amendment No. 5 to Green Ballast, Inc., 8% Senior Secured Note, dated as of March 31, 2012 (incorporated by reference to Exhibit 4.2 to Green Ballast, Inc.’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 4.19
Amendment No. 6 to Green Ballast, Inc., 8% Senior Secured Convertible Note, dated as of March 31, 2012 (incorporated by reference to Exhibit 4.2 to Green Ballast, Inc.’s Current Report on Form 8-K filed on May 28, 2013)

Exhibit 4.20
Subscription Agreement, dated April 15, 2011, by and between Green Ballast, Inc. and Green Ballast LLC (incorporated by reference to Exhibit 4.8 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.21	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.9 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 4.22	12% Senior Secured Note dated April 16, 2012, issued to Green Ballast LLC (incorporated by reference to Exhibit 10.2 to Green Ballast, Inc.’s Current Report on Form 8-K filed on April 19, 2012)

Exhibit 4.23
Amendment No. 1 to Green Ballast, Inc. 12% Senior Secured Note, issued to Green Ballast LLC (incorporated by reference to Exhibit 10.1 to Green Ballast, Inc.’s Current Report on Form 8-K filed on July 20, 2012)

Exhibit 4.24	12% Senior Secured Note dated April 16, 2012, issued to Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.3 to Green Ballast, Inc.’s Current Report on Form 8-K filed on April 19, 2012)

Exhibit 4.25
Amendment No. 1 to Green Ballast, Inc. 12% Senior Secured Note, issued to Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to Green Ballast, Inc.’s Current Report on Form 8-K filed on July 20, 2012)

Exhibit No.	Description

Exhibit 4.26		Form of Note issued by Green Ballast, Inc. to certain accredited investors (incorporated by reference to Exhibit 4.1 to Green Ballast, Inc.’s Current Report on Form 8-K filed on November 8, 2012)

Exhibit 4.27		12% Senior Unsecured Note dated November 27, 2012, issued to Green Ballast LLC (incorporated by reference to Exhibit 10.2 to Green Ballast, Inc.’s Current Report on Form 8-K filed on December 3, 2012)

Exhibit 4.28	#
Form of Purchase Agreement, dated January 18, 2013, by and between Green Ballast, Inc. and the investors named therein relating to the sale of 1,000,000 shares of Common Stock and $1,000,000 in aggregate principal amount of Green Ballast, Inc.’s 8% Mandatorily Convertible Notes.

Exhibit 4.29	#	12% Convertible Note, issued on August 15, 2013, by Green Ballast, Inc. to J. Kevin Adams

Exhibit 4.30	#	12% Convertible Note, issued on August 30, 2013, by Green Ballast, Inc. to J. Kevin Adams

Exhibit 4.31	#	Secured Promissory Note, issued on October 4, 2013, by Green Ballast, Inc. to JDK Remainder Trust

Exhibit 4.32	#	8% Draw Down Convertible Note, issued on January 1, 2014, by Green Ballast, Inc. to IRC - Interstate Realty Corporation

Exhibit 4.33	#	Promissory Note, issued on July 17, 2014, by Green Ballast, Inc. to Belz Investment Company, LP

Exhibit 4.34	#	8% Convertible Note, issued on July 18, 2014, by Green Ballast, Inc. to Belz Investment Company, LP

Exhibit 4.35	#	8% Convertible Note, issued on December 1, 2014, by Green Ballast, Inc. to Belz Investment Company, LP

Exhibit 4.36	#	8% Convertible Note, issued on December 17, 2014, by Green Ballast, Inc. to Belz Investment Company, LP

Exhibit 10.1
Asset Purchase Agreement, dated as of April 15, 2011, by and between Green Ballast, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.2
Amendment No. 1 to Asset Purchase Agreement, dated as of August 29, 2011, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.2 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.3
Amendment No. 2 to Asset Purchase Agreement, dated as of November 28, 2011, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.2 to Green Ballast, Inc.’s Registration Statement on Form S-1/A (File No. 333-177526) filed on December 6, 2011)

Exhibit 10.4
Amendment No. 3 to Asset Purchase Agreement, dated  as of January 31, 2012, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.1 to Green Ballast, Inc.’s Current Report on Form 8-K filed on February 3, 2012)

Exhibit 10.5
Amendment No. 4 to Asset Purchase Agreement, dated  as of February 29, 2012, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.1 to Green Ballast, Inc.’s Current Report on Form 8-K filed on March 5, 2012)

Exhibit 10.6
Amendment No. 5 to Asset Purchase Agreement, dated as of March 31, 2012, between Green Ballast, Inc., and Gemini Master Fund, Ltd (incorporated by reference to Exhibit 10.1 to Green Ballast, Inc.’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.7
Security Agreement, dated as of April 15, 2011, among Green Ballast, Inc., Gemini Master Fund, Ltd. and Green Ballast LLC (incorporated by reference to Exhibit 10.3 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.8
Intellectual Property Security Agreement, dated as of April 15, 2011, by Green Ballast, Inc., in favor Gemini Strategies, LLC (incorporated by reference to Exhibit 10.4 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit No.	Description

Exhibit 10.9	*
Employment Agreement, dated as of June 23, 2011, by and between Green Ballast, Inc. and J. Kevin Adams (incorporated by reference to Exhibit 10.5 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.10	*
Employment Agreement, dated as of June 23, 2011, by and between Green Ballast, Inc. and Daniel L. Brown (incorporated by reference to Exhibit 10.6 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.11	*
Employment Agreement, dated as of June 23, 2011, by and between Green Ballast, Inc. and William Bethell (incorporated by reference to Exhibit 10.7 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.12	*
Employment Agreement, dated as of June 23, 2011, by and between Green Ballast, Inc. and Kevin Clarkson (incorporated by reference to Exhibit 10.8 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.13	*
2011 Restricted Stock Plan, dated as of April 15, 2011 (incorporated by reference to Exhibit 10.9 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.14	*
Form of Restricted Stock Award under 2011 Restricted Stock Plan (incorporated by reference to Exhibit 10.10 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.15
Accounting Services Agreement, dated as of April 15, 2011, between Green Ballast, Inc., and IRC - Interstate Realty Corporation (incorporated by reference to Exhibit 10.11 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.16
Marketing Services Agreement, dated as of April 15, 2011, between Green Ballast, Inc., and IRC - Interstate Realty Corporation (incorporated by reference to Exhibit 10.12 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.17
Agreement of Sublease, dated as of April 15, 2011, between Green Ballast, Inc., and CB Richard Ellis Memphis, LLC (incorporated by reference to Exhibit 10.13 to Green Ballast, Inc.’s Registration Statement on Form S-1 (File No. 333-177526) filed on October 26, 2011)

Exhibit 10.18
Lock-Up and Resale Restriction Agreement dated March 28, 2012 between Green Ballast, Inc., and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to Green Ballast, Inc.’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.19
Lock-Up and Resale Restriction Agreement dated March 28, 2012 between Green Ballast, Inc., and GB Solutions, LLC (incorporated by reference to Exhibit 10.3 to Green Ballast, Inc.’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.20	*
Lock-Up and Resale Restriction Agreement dated March 28, 2012 between Green Ballast, Inc., and J. Kevin Adams (incorporated by reference to Exhibit 10.4 to Green Ballast, Inc.’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.21	*
Lock-Up and Resale Restriction Agreement dated March 28, 2012 between Green Ballast, Inc., and William Bethell (incorporated by reference to Exhibit 10.5 to Green Ballast, Inc.’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit No.	Description

Exhibit 10.22	*
Lock-Up and Resale Restriction Agreement dated March 28, 2012 between Green Ballast, Inc., and Daniel Brown (incorporated by reference to Exhibit 10.6 to Green Ballast, Inc.’s Current Report on Form 8-K filed on April 3, 2012)

Exhibit 10.23	*
Loan Agreement dated April 16, 2012, between Green Ballast, Inc., Gemini Master Fund Ltd. and Green Ballast LLC (incorporated by reference to Exhibit 10.1 to Green Ballast, Inc.’s Current Report on Form 8-K filed on April 19, 2012)

Exhibit 10.24
Stock Surrender Agreement, dated as of October 16, 2012, by and among Green Ballast, Inc., J. Kevin Adams, William Bethell, Daniel L. Brown and the Adams Family Limited Partnership (incorporated by reference to Exhibit 10.2 to Green Ballast, Inc.’s Current Report on Form 8-K filed on October 22, 2012)

Exhibit 10.25
Form of Purchase Agreement by and between Green Ballast, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 to Green Ballast, Inc.’s Current Report on Form 8-K filed on November 8, 2012)

Exhibit 10.26	#	Stock Surrender Agreement, dated as of December 18, 2014, by and between Green Ballast, Inc. and Green Ballast, LLC

Exhibit 31.1	#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(A) And 15d-14(A) under the Securities Exchange Act of 1934, as Amended

Exhibit 31.2	#	Certification of Principal Executive Officer Pursuant to Rules 13a-14(A) And 15d-14(A) under the Securities Exchange Act of 1934, as Amended

Exhibit 32.1	#	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	#	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document #

101.SCH		XBRL Taxonomy Extension Service #

101.CAL		Taxonomy Calculation Linkbase #

101.DEF		XBRL Definition Linkbase Document #

101.LAB		XBRL Taxonomy Label Linkbase #

101.PRE		XBRL Presentation Linkbase Document #

*	Management contract or compensatory plan arrangement
#	Filed herewith